Form 10-K
MYLEX CORP
filed 1995-03-31
CIK 731619

                             SECURITIES AND EXCHANGE
                                    COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the Fiscal Year Ended December 31, 1994
                          -----------------

[ ] Transitional _____ pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ______ to ______.

Commission File Number 0-13381

                             MYLEX CORPORATION
              ____________________________________________________
             (Exact name of registrant as specified in its charter)

          FLORIDA                                    59-2291597
_______________________________               ___________________
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                 Identification No.)


     34551 Ardenwood Boulevard
        Fremont, California                      94555
_____________________________________        ___________
Address of principal executive office        (Zip code)

Registrant's telephone number, including area code: 510-796-6100


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, $.01 par value
                           ____________________________
                                 (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes___X___     No______

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the mean of the closing bid and asked price of the Common Stock on March 23, 1995, as reported on NASDAQ was approximately $104,436,600. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this form 10-K.  [  ]

     As of March 23, 1995, registrant had total outstanding 14,390,111 shares of Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1994. Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 1995.

                               TABLE OF CONTENTS

                                      PART I

                                                        Page
                                                        ----
Item  1.  Business                                        5

Item  2.  Properties                                     13

Item  3.  Legal Proceedings                              13

Item  4.  Submission of Matters to a
               Vote of Security Holders                  14

                                   PART II
Item  5.  Market for Registrant's Common Equity and
               Related Stockholder Matters               15

Item  6.  Selected Financial Data                        15

Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                             15

Item  8.  Consolidated Financial Statements and
               Supplementary Data                        15

Item  9.  Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                      15


                                  PART III
Item 10.  Directors and Executive Officers
               of the Registrant                         16

Item 11.  Executive Compensation                         16

Item 12.  Security Ownership of Certain
               Beneficial Owners and Management          16

Item 13.  Certain Relationships and Related
               Transactions                              16

                                   PART IV
Item 14.  Exhibits, Consolidated Financial Statements,
               Financial Statement Schedules, and
               Reports on Form 8-K                       17

                                   PART I

ITEM 1.    BUSINESS

GENERAL

     Mylex Corporation (the "Company") is presently engaged in the design, development, production, and marketing of high performance disk array controllers, net work interface cards, personal computer system boards, and SCSI host adaptors as well as supporting proprietary software and firmware. The products currently being produced by the Company provide enhanced performance for a wide range of personal computers, workstations and servers.

     The Company was incorporated under the laws of the State of Florida in May 1983. In September, 1987, the Company moved its headquarters and manufacturing facility from Florida to Fremont, California. In May 1991, the Company again moved to a larger facility in Fremont, California.

     Production of system boards based on the Intel 80386 ("386") microprocessor was launched in 1987. After intensive research in 1988 and 1989, the Company introduced in 1989 two system boards based on the Intel 80486 microprocessor ("486"), and three new peripheral products based on Extended Industry Standard Architecture ("EISA")(1). Sales of these products began in 1990. Four new 486 system boards, based on Local Bus Architecture were introduced in 1992.

     As the market for system boards matured and with the entry of foreign-based low-cost manufacturers, price competition placed extreme pressures on the Company's margins. In order to reduce its reliance on revenues derived from system boards, the Company began a program in early 1991 which focused on the development of storage management computer peripheral products for the networked PC market. As a result of this program the Company developed its first RAID (Redundent Array of Independent Disks) disk array controller. In the fourth quarter of 1992, the Company began shipping its new five channel Disk Array Controllers and Subsystems. In the first quarter of 1993 the Company introduced one, two and three channel disk array controllers as well as a custom disk array controller product for one of its large OEM customers. Volume shipments of the one, two and three channel disk array controller products commenced during the first quarter of 1994. Production level shipments of the custom disk array

----------
(1) EISA (Extended Industry Standard Architecture) is a system architecture licensed to the Company by Intel Corporation ("Intel"). The license permits the Company to manufacture, use, lease, import, export, or sell any product incorporating the EISA patent owned by Intel.

controller product began in the second quarter of 1993. During the second quarter of 1994 the Company introduced two new families of disk array controller products; Peripheral Component Interconnect (PCI) local bus based disk array controllers and Small Computer System Interface ("SCSI") disk array controllers. The SCSI standard provides an interface between the computer and the peripherals for virtually any hardware platform.

     All of the Company's products are sold in the high-technology electronic products segment. The Company's customers are original equipment manufacturers
(OEMs), system integrators, value-added resellers (VARs) and computer distributors and dealers.



PRODUCTS

     During the last half of 1993 the Company transitioned from a supplier of primarily system board products to a manufacturer of input/output (I/O) and storage management enhancing computer peripheral products. This trend continued in 1994 as our core business activities focused on the development of high-performance RAID solutions for PC and non-PC based networks and workstations. During 1994, the Company's RAID (Redundent Array of Independent Disks) disk array controller products accounted for 81%, or $50 million, of net sales as compared to 44% during 1993. Sales of system board products accounted for 17% of net sales as compared to 37% of net sales during 1993. Other peripheral product sales (LAN, graphics and SCSI adapter products) accounted for 2% of net sales as compared to 5% of net sales during 1993.

     The Mylex disk array controllers (DAC960E and DAC960P), which utilize RAID technology provide high-performance, fault tolerant data storage solutions for EISA, micro-channel and PCI bus PC platforms. The Mylex SCSI-to-SCSI disk array controllers (DAC960S/SI/SE) bring the performance of RAID technology to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems.


     The Company continues to dedicate most of its research to products which offer solutions to the performance-limiting I/O bottlenecks, storage management tasks, and other computer requirements of business and sophisticated scientific users.

     The Company is committed to and dependent upon continued development of new products as well as enhancement of existing products. The Company believes its future profitability is dependent to a large extent upon the continued market acceptance of its PCI and SCSI-to-SCSI disk array product families as well as the successful introduction of new feature enhanced and/or cost reduced disk array products. However, there can be no assurance that new products will be successfully developed or, if developed, that such products or the Company's current products will achieve and sustain market acceptance.


PRODUCT MANUFACTURE AND SUPPLIERS

     The manufacture of Mylex products entails placing semiconductors and other electronic components onto the printed circuit board and soldering them into place. Each product is then subjected to a series of quality control tests. Almost all of Mylex manufacturing is done on the Fuji Surface Mount Technology machine ("SMT"). The SMT automatically positions and attaches chips and other components to systems boards, increasing the speed and accuracy of the manufacturing process. There can, however, be no assurance that the Company's products will be free of manufacturing defects, notwithstanding the quality-control tests performed by the Company or its subcontractors, or that the Company's manufacturing capabilities and materials sources will be adequate to meet product demand.

     The Company's manufacturing facility is located in the United States. Approximately 60% of the Company's products are currently manufactured in-house with the remainder manufactured by local ISO 9000 certified subcontract manufacturers.

     The Company depends heavily upon its suppliers to provide high quality materials on a timely basis, at a reasonable price and with suitable credit terms. Although many of the components for the Company's products are available from numerous sources at competitive prices, some of the most critically-needed components are sole-sourced. Moreover, because of high industry demand for many such components, manufacturers of these components are not always able to make delivery on a timely basis.

    The most critical components used in the Company's disk array controller boards are the i960 RISC processor procured from Intel and the proprietary chip provided by one of the Company's large OEM customers for inclusion on its custom product. This proprietary chip has frequently been in short supply.
The Company currently has no long term supply commitments with these vendors. As a result, there can be no assurance that sufficient quantities of these or other critical components will be available for the Company's production needs. In the event that these essential components cannot be obtained, the Company may be unable to meet demand for its products, adversely affecting results from operations.

     The Company's need to manufacture products before receiving firm purchase orders, combined with risks of technological obsolescence and rapid shifts in market demand, may lead to inventory devaluation or obsolescence, either of which could have a material adverse effect on operations.

SALES AND MARKETING

     As of February 28, 1995, the Company's sales and sales support personnel numbered approximately 18 persons who devoted substantially all their time to marketing, sales and customer support of the Company's products. The Company plans to increase the number of sales and marketing employees during 1995 to support its expanding customer base and product lines.

     Potential customers are identified by research and analysis of industry publications; through the Company's advertising programs; and by attendance at trade shows such as CeBIT in Hanover, Germany, in March and COMDEX (Computer Dealers Exposition) in Las Vegas in November.

     Sales of the Company's disk array controller products increased by 151% in 1994 over 1993 levels, reflecting the Company's numerous design wins in late 1993 and 1994. The net sales growth in 1994 was attributable to overall market growth and strong demand for the Company's disk array controller products. Sales from disk array products represented 81% of total sales in 1994 compared to 44% in 1993 and 2% in 1992. Sales of system board products accounted for 17% of net sales as compared to 37% of net sales during 1993 and 71% in 1992. System board sales have declined from 1993 levels primarily due to the allocation of the Company's research and development resources to the higher margin disk array product families. Other peripheral product sales (LAN, graphics and SCSI adapter products) accounted for 2% of net sales as compared to 5% of net sales during 1993 and 14% in 1992. The Company expects its dependence upon disk array controller products to continue during 1995.

     The Mylex disk array controller products are designed for integration into the client-server, networked PC, and scientific workstation environments. Because of the Company's transition to primarily disk array controller products, marketing these products entailed the development of new distribution channels and marketing methods. The Company continued to market its disk array products to several OEMs during 1994. Sales to major OEMs accounted for 69% of the Company's total revenues during 1994. Additionally, the Company was able to market these products to leading distributors, system integrators and value added resellers during 1994 through its newly formed alternate channel sales division.

     This course of seeking additional new markets was originally motivated by declining profit margins generated by personal computer system boards, and by the Company's commitment to technological innovation and desire to diversify its product line. Despite this strategy, the Company expects that sales of its current families of disk array controller products will continue to generate an important part of the Company's revenues during 1995 and 1996. A major reduction in sales of such products without a corresponding increase in the sales of the Company's newer products would have a material adverse effect on the Company.

     During the year ended December 31, 1994, the Company renewed agreements with several distributors to distribute the Company's products. These distributors include Merisel, Ingram Micro, Tech Data, and Gates/Arrow. Sales to these distributors accounted for 8% of the Company's total sales during 1994. The Company was also successful in signing agreements with additional technology distributors such as Avnet Corporation during 1994.

     The Company's largest customer during 1994 was IBM Corporation ("IBM") which accounted for 22% of the Company's sales as compared to 18% during 1993. The Company's next two largest customers, Digital Equipment Corporation and Hewlett-Packard Company, accounted for an additional 17% and 14% respectively of total sales during 1994. Hewlett-Packard accounted for approximately 10% of the Company's sales during 1993. Many of the Company's customers manufacture and sell products in the networked PC market, which is subject to rapid technological change and intense price competition. These factors affecting the networked PC market in general, or any of the Company's customers in particular, could have a material adverse effect on the Company's future results of operations. While there are OEM agreements in place that define the terms of the sales and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis, and currently has no long term purchase commitments. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

     The Company currently has a customer base consisting of approximately 100 customers actively buying on a regular basis. Export sales were 16% of net sales in 1994, including 8% in Europe, 2% in Canada, and 6% in the rest of the world. Export sales comprised 16%, 21%, and 29% of net sales in 1994, 1993 and 1992 respectively.

     The general custom of the market for disk array controllers and system boards is that customers are not bound contractually to make long-term purchase
commitments  and may cancel orders at any time.   Additionally, the Company's
ability to produce and
deliver customer orders is dependent upon receipt of the certain key components from its suppliers.

BACKLOG

     The Company's backlog as of December 31, 1994, totaled $5.8 million as compared to $11.2 million as of December 31, 1993. The decrease in the backlog was attributable to the delay of purchase orders covering first quarter requirements from one of the Company's large OEM customers - IBM. The IBM purchase order for first quarter requirements was subsequently received once pricing negotiations for 1995 had been concluded. Due to industry practice with respect to customer changes in delivery schedules and cancellation of orders, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Substantially all orders outstanding at December 31, 1994 which were not subsequently changed or canceled would have been scheduled for delivery within the three months ended March 31, 1995.

CONTRACTUAL AGREEMENTS

     On November 19, 1990, the Company signed a license agreement with a major computer manufacturer, which became effective December 1, 1990, under which the Company must pay royalties based on the prices of system board products which incorporate certain patents. Under this license agreement, the Company has the option of paying royalties at the rate of 2% of the selling price for certain Company products or at the rate of 8% of that portion of the selling price attributable to the patents. The license also contains a condition requiring that the Company license to the manufacturer, on a "most favored licensee" basis, any patented invention or copyrighted material related to PC compatible system boards.

COMPETITION

     Numerous companies in the computer industry produce and market computer peripheral cards and system boards in competition with the Company. In addition, in its efforts to sell specialized products to distributors, original equipment manufacturers, and private label users, the Company faces competition from other board manufacturers. Many of these manufacturers have substantially greater financial resources than those of the Company. Technological advancements and more sophisticated users' needs have created demands for newer, faster, and more powerful products and applications for specialized markets such as local area networks (LANs); multi-user, real-time environments; CAD/CAM; desktop publishing and engineering scientific workstations. The Company expects price competition for its products to increase as additional competitors enter the market for the Company's products. This trend has prompted the Company to broaden its product offerings to include products for all bus architectures and non-platform dependent SCSI-to-SCSI products, including the emerging PCI bus which provides superior system performance as compared to the EISA bus found in older PC architectures. As this is a relatively new market for the Company, there can be no assurance of continued acceptance by this market of the Company's products, nor any certainty of the value the market will place on the products.

     The Company's ability to compete successfully in either the personal computer market or the market for its more sophisticated products depends upon its ability to develop products which obtain market acceptance, which can be sold at competitive prices while maintaining adequate gross margin levels and which are proven to be reliable. Although the Company believes that certain of its products have certain competitive advantages, there can be no assurance that the Company will be able to compete successfully in the future or that other companies may not develop products with greater performance or at more favorable prices and thus reduce the demand for the Company's products. The Company is dedicated to continuance of its research and development efforts to obtain and maintain whatever competitive advantages may be available to it.

EMPLOYEES

     As of February 28, 1995, the Company employed approximately 138 employees. The employees are not represented at the Company by any labor union nor employed by the Company under any collective bargaining agreement.

RESEARCH AND DEVELOPMENT

     Mylex increased its expenditures for research and development in 1994 by 35%. For the year ended December 31, 1994, research and development expenditures totaled $3.3 million (or 5.3% of net sales) as compared to $2.5 million (or 5.5% of net sales) for the year ended December 31, 1993, and $2.8 million (or 5.8% of net sales) for the year ended December 31, 1992. The growth in research and development expenses was primarily due to increased technology development efforts related to intelligent input/output management projects. The Company expects to increase its investment in research and development activities during 1995 to achieve market acceptance of new products and to continue its strategy of maintaining technology leadership in the RAID market. During 1995, the Company plans to significantly increase the number of employees engaged in research and development activities.



 PATENTS AND TRADEMARKS

     Except for Patent 4,553,035 for a Data Acquisition Control Method and System for a Hand Held Reader, the Company currently holds no patents on any of its products. The Company has taken and continues to take other measures reasonably available to it to protect its rights with respect to product designs, component selections, production processes, and any other information considered by the Company to be proprietary, whether patentable or not, by such means as protecting its proprietary trade secrets, innovative skills, and technical expertise. While these means have proven thus far to be satisfactory in protecting the Company's property, the Company may seek patent protection on some of its more advanced products. However, there can be no assurance that such patents will be granted or that other companies will not develop products which are competitive with the unpatented products of the Company using proprietary designs or software of the Company.

     The Company is the owner of a registered trademark, Reg. No. 1,310,862, for its MYLEX logo.

     Certain patents and copyrights owned by others are of critical importance to the high-technology electronic product industry segment in which the Company
operates.   The Company has obtained licenses to certain technology protected by patents or
copyrights which the Company believes are adequate for the operation of the business of the Company as it is currently being conducted. It is likely that such licenses, and licenses to produce, use, and market new technologies, will continue to be important to the Company. In the future, the Company may be required to obtain licenses from others and there are no assurances that such licenses would be available or on terms satisfactory to the Company.

ITEM 2.  PROPERTIES

     On April 1, 1991, the Company moved to its current headquarters and manufacturing facility, located in a 73,887 square foot facility in Fremont, California. The Company's lease on this facility extends through March 31, 1996.


ITEM 3.  LEGAL PROCEEDINGS

     The Company and American Megatrends, Inc. ("AMI") entered into an agreement on February 15, 1987, pursuant to which, inter alia, AMI licensed to the Company the rights to use a basic input/output system ("BIOS") and certain other technical information in consideration for the payment of royalties. On May 5, 1992, AMI initiated arbitration proceedings before the American Arbitration Association in Miami, Florida, asserting a right under the agreement to audit the Company's books and records for the purpose of calculating royalties. The Company counterclaimed against AMI for breach of contract, failure to pay a written account, failure to pay for goods sold and delivered, and failure to provide required information.

     On March 16, 1993, AMI amended its demand for arbitration, seeking specific performance of AMI's audit rights under the February 15, 1987, agreement, and in particular, seeking to include in the audit additional records sought by AMI. AMI has also asserted claims for any monies that the audit may indicate are due to AMI, for recovery of all fees and costs associated with the arbitration, and for recovery of additional costs allegedly incurred with respect to the audit.

     On September 3, 1993, while arbitration was still pending, AMI also filed suit against the Company in the United States District Court in Atlanta, Georgia, alleging claims similar to those presented in the arbitration. The complaint alleged claims for breach of contract, fraud, breach of fiduciary duty, tortious interference with contractual rights and prospective business relations, and unfair competition. The relief sought included injunctive relief, accounting damages in an unspecified amount, exemplary damages and attorneys fees and costs. On October 29, 1993, the Company filed an answer and counterclaim denying the allegations of the complaint, setting forth various affirmative defenses, and presenting counter claims for breach of contract, unjust enrichment and unfair competition. On April 1, 1994, both AMI and the Company filed amended pleadings in the arbitration to include all claims and counterclaims previously asserted in the federal court action. Pursuant to a stipulation of the parties, the federal court lawsuit was dismissed without prejudice in February 1995. Preliminary conferences with the arbitrators were held on March 19, 1993, on November 2, 1993, on July 29, 1994 and on November 22, 1994. The matter is in the discovery stage. The evidentiary hearings are scheduled for a two-week period beginning June 19, 1995.

     While the Company believes it has numerous defenses to AMIs claims and intends to continue to vigorously defend the arbitration, there can be no assurance that the Company will ultimately prevail. An unfavorable outcome could have a material adverse effect on the Company's business and results of operations.

     The former Chief Executive Officer of the Company, Dr. M.A. Chowdry, filed a complaint against the Company and its outside directors seeking $5 million in damages on October 13, 1994, claiming breach of am employment agreement that he entered into with the Company approximately three months prior to his termination as the Company's Chief Executive Officer. Dr. Chowdry voluntarily filed an amendment to his complaint on February 23, 1995. On March 17, 1995 the Company and the individual defendants filed a response (demurer) to the amended complaint. A hearing on the demurrer filed by the Company and the individual defendants is scheduled for April 27, 1995. The Company believes it has meritorious defenses and will vigorously defend this lawsuit.

     In addition to matters discussed herein, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

     Incorporated by reference from the information under the caption "Market for Registrants Common Equity and Related Stockholder Matters" on page 18 of the Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 6.    SELECTED FINANCIAL DATA

     Incorporated by reference from the information under the caption "Selected Five Year Consolidated Financial Data" on page 13 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference from the information under the caption "Managements Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of Mylex Corporation at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 and the independent public accountants report thereon are incorporated by reference from pages 19 through 28 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 9.    CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                  PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by item 10 of Form 10-K is incorporated by reference from the information under the caption "Directors and Executive Officers" of the Registrants definitive Proxy Statement for the Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by item 11 of Form 10-K is incorporated by reference from the information under the caption "Executive Officers Compensation" of the Registrants definitive Proxy Statement for the Annual Meeting of Shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     The information required by item 12 of Form 10-K is incorporated by reference from the information under the caption "Securities Ownership of Management" of the Registrants definitive Proxy Statement for the Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by item 13 of Form 10-K is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" of the Registrants definitive Proxy Statement for the Annual Meeting of Shareholders.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following Consolidated Financial Statements of Mylex Corporation and the Report of Independent Public Accountants, as listed under (a) (1) below, are incorporated herein by reference to the Registrants Annual Report to Shareholders for the year ended December 31, 1994.

(a) (1)Financial Statements

                                                              Page in
                                                              Annual
                                                              Report
                                                              --------
Consolidated Statements of Operations - Years ended
December 31, 1994, 1993 and 1992                                  20

Consolidated Balance Sheets at December 31, 1994 and 1993         19

Consolidated Statement of Cash Flow - Years ended December 31,
1994, 1993 and 1992                                               22

Consolidated Statements of Shareholder Equity - Years ended
December 31, 1994, 1993 and 1992                                  21

Notes to Consolidated Financial Statements                     23-28

Report of Independent Public Accountants                          28

(2) The following financial statement schedule and report on schedule are submitted herewith:

                                                               Page
                                                              in 10-K
                                                              -------
Schedule II - Valuation and Qualifying Accounts                 S-1

Report of Independent Public Accountants on Schedules           S-2

(3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.  Exhibit

    3.1      (d) Articles of Incorporation of Registrant, as amended

    3.2      (d) By-laws of Registrant as amended March 30, 1989

   10.10     (c) 1983 Incentive Stock Option Plan of Registrant as amended and restated March 8, 1991.

   10.11     (f) 1993 Stock Option Plan.

   10.20     (c) Lease Agreement of premises at 34551 Ardenwood
                 Boulevard dated March 6, 1991.

   10.21     (a) Documents related to the Company's revolving line of credit with Imperial Bank; Security and Loan Agreement date July 15, 1994.

   10.25     (e) Digital Equipment Corporation Basic Order Agreement.

   10.28     (c) License Agreement with IBM effective December 1, 1990.

   10.29     (c) Master Lease Agreement between United States Leasing
                 International, Inc., (formerly Ford Equipment Leasing Company) and the Company, dated December 29, 1990, and related lease commitments.

   10.30     (c) Master Lease Agreement between the Company and Linc
                 Scientific Leasing, a division of Scientific Leasing Inc.

   10.40     (a) The Company's 401(k) plan; Target Investment Advisory
                 Agreement, Standardized Adoption Agreement.

   11.0      (a) The Company's statement regarding computation of per
                 share earnings.

   13.1      (a) Annual Report to Shareholders for the fiscal year ended
                 December 31, 1994.

   24.1      (a) Consent of the Independent Auditors. (see schedule S-2.)

   28.1      (c) Trademark registration No. 1,310,862.

(b)  Reports on Form 8-K, none.

----------------------------------------------------------------------------

(a)  Filed herewith

(b) Filed as an exhibit to the Registrants Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 0-13381 and incorporated herein by reference.

(c) Filed as an exhibit to the Registrants Annual Report on Form 10-K, for the year ended December, 1992, Commission File No. 0-13381 and incorporated herein by reference.

(d) Filed as an exhibit to the Registration Statement on Form S-8 and Form 3, on July 24, 1989, No. 33-30104 and incorporated herein by reference.

(e) Filed as an exhibit to the Registrants Quarterly Report on Form 10-Q, for the period ended September 30, 1993, and incorporated herein by reference.

(f) Filed as an exhibit to the Registrants Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-13381 and incorporated herein by reference.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MYLEX CORPORATION


Date: March 28, 1995               By: /s/ AL MONTROSS
                                       --------------------------------
                                      Al Montross
                                      President and Chief Executive
                                      Officer

                              POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appear below constitutes and appoint Mr. Ismael Dudhia and Dr. M. Yaqub Mirza, jointly and several, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report of Form 10-K has been signed below by the following persons on behalf of the Registrant and I n the capacities and on the dated indicated.

     Signature               Title                               Date
     ---------               -----                               ----

 /s/ Ismael Dudhia       Chairman of the Board of Directors     3/28/95
----------------------
 Mr. Ismael Dudhia

 /s/ Richard Love        Treasurer and Director                 3/28/95
----------------------
 Mr. Richard Love

 /s/ M. Yaqub Mirza      Secretary and Director                 3/28/95
----------------------
 Dr. M. Yaqub Mirza

 /s/ Inder Singh         Director                               3/28/95
----------------------
 Dr. Inder Singh

 /s/ Stephen McKenzie    Director                               3/28/95
----------------------
 Mr. Stephen McKenzie

 /s/ Al Montross         President and Chief Executive Officer  3/28/95
----------------------   (Principal Executive Officer)
 Mr. Al Montross

 /s/ Colleen Meyers      Vice President Finance and Chief       3/28/95
----------------------   Financial Officer
 Ms. Colleen Meyers      (Principal Accounting Officer)

                      MYLEX CORPORATION AND SUBSIDIARY

                                 SCHEDULE II

                      Valuation and Qualifying Accounts

                Years Ended December 31, 1994, 1993 and 1992


                                  Balance at   Charged to   Charged                    Balance
                                  beginning     cost and    to other                     at
Classification                     of year      expense     accounts   Charges (a)     year-end
--------------                    ----------   ----------   --------   ------------   ----------
Amount deducted from assets to
  which they apply:

  Year ended December 31, 1994
    Allowance for doubtful
      accounts - accounts
      receivable                  $5,403,000         --         --     ($48,871,000)  $  532,000

  Year ended December 31, 1993
    Allowance for doubtful
      accounts - accounts
      receivable                  $  852,000   $4,676,000       --     ($   125,000)  $5,403,000

  Year ended December 31, 1992
    Allowance for doubtful
      accounts - accounts
      receivable                  $1,475,000   $1,956,000       --     ($ 2,579,000)  $  852,000

(a)  Doubtful accounts written off, less recoveries.

      INDEPENDENT AUDITORS' REPORT AND CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Mylex Corporation:

Under date of January 30, 1995, we reported on the consolidated balance sheets of Mylex Corporation and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statements (Nos. 33-74022 and 33-82334) on Form S-8 of Mylex Corporation of our report dated January 30, 1995, relating to the consolidated balance sheets of Mylex Corporation and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, and our report on the related schedule, which reports appear or are incorporated by reference in the December 31, 1994, annual report on Form 10-K of Mylex Corporation.

                                             [SIGNATURE]
                                             KPMG PEAT MARWICK LLP

San Jose, California
March 27, 1995