Form 10-Q
period 1995-03-31
MYLEX CORP
filed 1995-05-12
CIK 731619

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period ended MARCH 31, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________ to  ___________.

Commission file number 0-13381
                                MYLEX CORPORATION

         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                    59-2291597
- -------------------------------------          ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


34551 Ardenwood Blvd., Fremont, California                               94555
- ---------------------------------------------                           --------
 (Address of principal executive offices)                               ZIP Code





Registrant's telephone number (including area code): (510) 796-6100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                                 14,727,269 shares
- ----------------------------                               -----------------
           Class                                    Outstanding at March 31,1995

PART I.  FINANCIAL INFORMATION
     Item 1.  FINANCIAL STATEMENTS

                                MYLEX CORPORATION
                                  BALANCE SHEET
                                   (IN $000'S)

                                               MARCH 31,    DECEMBER 31,
ASSETS                                            1995          1994
                                               ---------    ------------
CURRENT ASSETS:
 CASH AND EQUIVALENTS                               $562         $3,866

 ACCOUNTS RECEIVABLE                              15,519         11,321
 ALLOWANCE FOR DOUBTFUL ACCOUNTS                    (507)          (532)
                                               ---------    ------------
 ACCOUNTS RECEIVABLE, NET                         15,012         10,789

 INVENTORIES                                      11,926         10,237
 PREPAID EXPENSES AND OTHER CURRENT ASSETS           821            775
                                               ---------    ------------
    TOTAL CURRENT ASSETS                         $28,321        $25,667

PROPERTY AND EQUIPMENT, NET                        1,534          1,579
OTHER ASSETS                                         112            112

    TOTAL ASSETS                                 $29,967        $27,358
                                               ---------    ------------
                                               ---------    ------------

LIABILITIES AND STOCK HOLDERS EQUITY
CURRENT LIABILITIES:
 ACCOUNTS PAYABLE                                 $4,791         $3,187
 ACCRUED LIABILITIES                               3,593          3,151
 LINE OF CREDIT PAYABLE TO BANK                      500          2,350
 CURRENT PORTION OF LONG-TERM CAPITAL LEASE
  OBLIGATIONS                                        391            417
                                               ---------    ------------
   TOTAL CURRENT LIABILITIES                      $9,275         $9,105

LONG-TERM CAPITAL LEASE OBLIGATIONS                  416            493

STOCKHOLDERS' EQUITY:
 COMMON STOCK                                        147            146
 ADDITIONAL PAID-IN CAPITAL                       14,001         13,526
 RETAINED EARNINGS                                 6,128          4,088
                                               ---------    ------------
    TOTAL STOCKHOLDERS' EQUITY                   $20,276        $17,760
                                               ---------    ------------
TOTAL LIABILITIES AND   STOCKHOLDERS EQUITY      $29,967        $27,358
                                               ---------    ------------
                                               ---------    ------------

SEE NOTES TO FINANCIAL STATEMENTS

                                MYLEX CORPORATION
                         STATEMENTS OF OPERATIONS, THREE
                                  MONTHS ENDED
                                    UNAUDITED
                         (IN $000'S, EXCEPT SHARE DATA)


                                         MARCH 31,           MARCH 31,
                                          1995                1994
                                      ----------------    --------------
NET SALES                                   $17,085              $13,642
COST OF SALES                                10,813                9,655
                                      ----------------    --------------
 GROSS PROFIT                                 6,272                3,987
OPERATING EXPENSES:
 SELLING AND MARKETING                        1,125                  774
 RESEARCH AND DEVELOPMENT                       957                  735
 GENERAL AND ADMINISTRATIVE                     973                  875

  TOTAL OPERATING EXPENSES                   $3,055               $2,384
                                      ----------------    --------------

OPERATING PROFIT                             $3,217               $1,603
INTEREST INCOME                                   8                    7
INTEREST EXPENSE                                (57)                (131)
OTHER EXPENSE                                   (29)                 (27)
                                      ----------------    --------------

    INCOME BEFORE TAXES                       3,139                1,452

INCOME TAX EXPENSE (BENEFIT)                  1,099                  363
                                      ----------------    --------------

   NET INCOME                                $2,040               $1,089

EARNINGS PER COMMON SHARE:
 PRIMARY                                      $0.13                $0.07
 FULLY DILUTED                                $0.13                $0.07

AVERAGE COMMON SHARES OUTSTANDING:
 PRIMARY                                 15,511,900           14,651,700
 FULLY DILUTED                           15,512,600           15,249,000


SEE NOTES TO FINANCIAL STATEMENTS

                                MYLEX CORPORATION
                   STATEMENT OF CASH FLOWS, THREE MONTHS ENDED
                                    UNAUDITED
                                   (IN $000'S)


                                                   MARCH 31,   MARCH 31,
                                                     1995         1994
                                                   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                           $2,040      $1,089

 DEPRECIATION AND AMORTIZATION                           212         270

CHANGES IN OPERATING ASSETS & LIABILITIES
 ACCOUNTS RECEIVABLE, NET                             (4,223)     (5,431)
  INVENTORIES                                         (1,689)       (481)
  PREPAID EXPENSES AND
   OTHER CURRENT ASSETS                                  (46)        (85)
  ACCOUNTS PAYABLE                                     1,604       2,200
  ACCRUED LIABILITIES                                    442         565
                                                   ---------   ---------
NET CASH USED BY OPERATING ACTIVITIES                 (1,660)     (1,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES                                   (167)       (137)
                                                   ---------   ---------
NET CASH USED BY INVESTING ACTIVITIES                   (167)       (137)

CASH FLOWS FROM FINANCING ACTIVITIES:
 REPAYMENTS AGAINST LINE OF CREDIT                    (1,850)       (206)
 REPAYMENT OF CAPITAL LEASE OBLIGATIONS                 (103)        (92)
 ISSUANCE OF CONVERTIBLE SUBORDINATED DEBENTURES          --         (50)
 EXERCISE OF STOCK OPTIONS                               476         255
                                                   ---------   ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      (1,477)        (93)

                                                   ---------   ---------
NET INCREASE (DECREASE) IN CASH                       (3,304)     (2,103)

CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD     $3,866      $3,253
                                                   ---------   ---------
                                                   ---------   ---------
CASH AND CASH EQUIVALENTS: AT END OF PERIOD             $562      $1,150
                                                   ---------   ---------
                                                   ---------   ---------
CASH PAID DURING THE PERIOD:
 CASH PAID FOR INTEREST                                  $57         $73
 CASH PAID FOR INCOME TAXES                             $300          --


SEE NOTES TO FINANCIAL STATEMENTS

                                MYLEX CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements contained within the Company's

Form 10-K for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the operating results for the full year.

     PER SHARE DATA

     Primary earnings per share is based on the weighted average common and, when dilutive, common equivalent shares outstanding each period.
Common equivalent shares consist of dilutive shares issuable upon the exercise of stock options and warrants. In determining fully diluted earnings per share, convertible subordinated debentures are considered converted upon issuance and the related interest expense, net of taxes, is added back to net income.

NOTE B.   INVENTORIES (in $000's)


                                   March 31,     December 31,
                                     1995            1994
                                   ---------     ------------
            Raw materials            7,457          6,924
            Work-in-process          3,288          2,263
            Finished goods           1,180          1,050
                                   ---------     ------------
            Total Inventories       11,925         10,237


NOTE C.   ACCOUNTS RECEIVABLE

     Northgate Computer Systems, Inc. ("Northgate") declared bankruptcy in the fourth quarter of 1994. The Company to date received net proceeds of $113,167 through the liquidation of Northgate's inventory and continues its efforts, as an unsecured creditor through the credit committee, to collect on the outstanding account receivables due from Northgate.

NOTE D.   CONTINGENCIES

     The Company is party to an arbitration proceeding that alleges breach of contract and other claims relating to a royalty agreement entered into by the Company with American Megatrends Inc. ("AMI"). The amount of damages sought by AMI is unspecified. The Company has certain defenses and counterclaims and intends to continue to defend this action vigorously. It should be noted, however, that legal proceedings can be unpredictable, and an unfavorable outcome could have a material adverse effect on the Company's business and results of operations. (see Part II, item 1.)

     The former Chief Executive Officer of the Company, Dr. M. A. Chowdry, filed a complaint against the Company and its outside directors on October 13, 1994, seeking $5 million in damages and claiming breach of an employment agreement that he entered into with the Company approximately three months prior to his termination as the Company's Chief Executive Officer. Dr. Chowdry voluntarily filed an amendment to his complaint on February 23, 1995. On
March 17, 1995 the Company and the individual defendants filed a response (demurrer) to the amended complaint. A hearing on the demurrer filed by the Company and the individual defendants was held on April 27, 1995 and a decision on the demurrer is still under submission. The Company believes it has meritorious defenses and will vigorously defend this lawsuit.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATION


     Mylex Corporation (the "Company") was incorporated under the laws of the State of Florida in May 1983. In September 1987, the Company moved its headquarters and manufacturing facility from Florida to Fremont, California. In May 1991, the Company again moved to a larger facility in Fremont, California.

     Mylex Corporation is a technology-based company engaged in the design, development, production and marketing of high performance disk array controllers, network interface cards, personal computer system boards and SCSI host adaptors as well as supporting proprietary software and firmware. The products currently being produced by the Company provide enhanced performance for a wide range of personal computers, workstations and servers. All of the Company's products are sold in the high-technology electronic products segment. The Company's customers are original equipment manufacturers (OEMs), system integrators, value-added resellers (VARs), and computer distributors and dealers.

     As of May 5, 1995, the Company had approximately 144 employees. The employees are not represented at the Company by any labor union nor employed by the Company under any collective bargaining agreement.


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1995 the Company financed its operations primarily from existing cash balances and cash generated from operations.

     As of March 31, 1995, the Company's working capital had increased to $19.1 million from $16.6 million at December 31, 1994. This increase in working capital was due primarily to a $4.2 million growth in accounts receivable and a $1.7 million rise in inventories. This was offset by a decrease in cash of $3.3 million for a net increase in working capital of $2.5 million. Accounts receivable increased over year end 1994 balance due to a high percentage of the quarter's sales occuring in March.

     Cash balances decreased by $3.3 million from $3.9 million at December
31, 1994, to $562 thousand at March 31, 1995. This decline in the cash balance is due primarily to a reduction in the amount drawn on the line of credit of $1,850,000 and reduced collections in the quarter resulting from the high percentage of sales occurring in March.

     The Company has a revolving line of credit with Imperial Bank (the "Bank"), secured by the Company's unencumbered assets, which expires on May 15, 1995. The line of credit bears interest at the Bank's prime rate plus 0.75%. Borrowings are limited to 80% of eligible accounts receivable, and are subject to an overall limit of $6,000,000. The Company is required to maintain a compensating deposit balance with the Bank of at least $500,000 and to comply with certain covenants with respect to dividends, stock repurchases, borrowings, and maintenance of specific financial ratios. The Company was not in compliance with ratios pertaining to accounts receivable and inventory. The Bank recognized this noncompliance and waived its rights with respect to such non-compliance in this specific instance. The Company paid a net of $1,850,000 against the line of credit during the first quarter of 1995 reducing the outstanding balance of $2,350,000 at December 31, 1994, to $500,000 at March 31, 1995. The Company concluded negotiations on the renewal of its line of credit after the end of the quarter. As a result of the negotiations, the Bank increased the line to $8 million and extended it to May 15, 1996. In addition, the financial ratios with respect to accounts receivable and inventory have been removed.

     The Company presently expects to finance near-term and long-term operations and capital requirements through cash provided by continuing operations, existing cash balances, and borrowings under the revolving bank line of credit. However, there can be no assurance that the Company will not require outside financing, or, if required, that such financing will be available on terms favorable to the Company.

     Accounts payable increased to $4.8 million at March 31, 1995, compared to $3.2 million at December 31, 1994, an increase of $1.6 million or 50%. This increase was due to the high percentage of inventory purchases made during the final month of the quarter.

     Net accounts receivable increased to $15.0 million at March 31, 1995, compared to $10.8 million at December 31, 1994, an increase of $4.2 million or 39%. This increase was attributable to a large percentage of the quarter's sales occurring in March. The accounts receivable attributable to those sales are anticipated by the Company to be collected in the second quarter. When compared to last quarter, March's sales contribution was a higher percentage than December's sales contribution in its quarter. This difference between quarters resulted in the prior quarter's accounts receivable being collected earlier and its ending balance being lower.

RESULTS OF OPERATIONS

     SALES AND GROSS PROFITS. The Company's net sales for the three months ended March 31, 1995, totaled $17.1 million, compared to $13.6 million for the corresponding period of fiscal year 1994, an increase of approximately 25%. Sales increased primarily due to increased shipments of the Company's disk array and Pentium system board products, which more than offset the decline in sales of the Company's 486 based system boards and other peripheral products during the first quarter of 1995, as compared to the first quarter of 1994. Sales have not been significantly impacted by inflation over the last three fiscal years.

     Gross profit for the three months ended March 31, 1995, was $6.3 million or 37% of net sales, compared to $4.0 million or 29% of net sales for the same period in 1994. The increase in gross margins was attributable to increased sales of the Company's higher margin disk array controller products during the three months ended March 31, 1995, which more than offset the declining margins of the Company's 486 system boards. The Company expects price competition for its system board products to continue and expects to encounter price competition for its disk array controller products which will create pressure on the Company's gross margin. However, the Company is taking steps to introduce feature and performance improved disk array products and to further reduce production and material costs in its effort to offer competitive prices for its products without significantly affecting its gross margin.

     Maintenance of current gross margins or improvement of future gross margins are dependent upon continued manufacturing cost reductions and the successful development and market acceptance of the Company's future disk array controller products. There can be no assurance that the Company will be able to develop and introduce such products in a timely manner or that such products will gain or sustain market acceptance. The Company anticipates increased competition in the market for its disk array products during 1995.
The impact of such competition on the Company's sales and gross profits is uncertain. The Company anticipates that additional competition could result in a decline in the selling prices for these products that would impact both gross margins and operating results. Sales of disk array products accounted for 84% of net sales during the quarter ended March 31, 1995, as compared to 78.5% of
net sales  during the corresponding period in 1994.    Sales of the Company's
system board products in the first quarter of 1995 was 13% of total sales. This compares with sales of $2.3 million or 17% of total sales in the first quarter of 1994.

     The Company's largest customer during the first quarter of 1995 was Digital Equipment Corporation ("DEC"), which accounted for $4.1 million or 24% of the Company's sales during that period. The Company second largest customer during the three month ending March 31 was IBM. Sales to IBM were $3.8 million or 22% of the total sales. While there are OEM agreements in place that define the terms of the sales and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

     The Company's backlog as of March 31, 1995 totaled $10.3 million. This ending backlog represents a $2.4 million decline from the corresponding period of 1994. The Company attributes the reduction in the backlog to the decline in orders for EISA bus based disk array products as the industry transitions to PCI bus based products. Due to industry practice with respect to customer changes in delivery schedules and cancellation of orders, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Substantially all orders outstanding at March 31, 1995, which were not subsequently changed or canceled would have been scheduled for delivery within the three months ended June 30, 1995.

     The Company continued to release new RAID (Redundant Array of Independent Disk) products in the latter part of 1994 and the first quarter of 1995. These new product releases are a result of the commitment to development of new products as well as enhancement of existing products. The

Company believes its future profitability is dependent to a large extent upon the continued market acceptance of its PCI and SCSI-to-SCSI disk array product families as well as market acceptance of its feature and performance improved disk array products. However, there can be no assurance that new products will be successfully developed or, if developed, that such products or the Company's current products will achieve and sustain market acceptance.

     The Mylex disk array controller products are designed for integration into the client server, networked PC, and scientific workstation environments. Because of the Company's transition to primarily disk array controller products, marketing these products entailed development of new distribution channels and marketing methods. The Company continued to market its disk array products to several OEM's during the three months ending March 31, 1995. Sales to major OEM's accounted for 67% of the Company's total revenue for the first quarter of 1995. Additionally, the Company was able to market these products to leading distributors, system integrators and value added resellers during the period through its alternate channel sales division.

     This course of seeking additional new markets is motivated by the Company's commitment to technological innovation and by the Company's desire to diversify its product line. The Company expects that sales of its current generation of disk array controller boards will continue to generate a significant part of the Company's revenue during 1995. A major reduction in sales of such products without a corresponding increase in the sales of the Company's new disk array products would have a material adverse effect on the Company.

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

     The Company depends heavily on its suppliers to provide materials on timely basis, at a reasonable price, and with suitable credit terms. Although many of the components for the Company's products are available from numerous sources at competitive prices, some of the most critically needed components are sole-sourced. At the current time, the Company is dealing with world wide shortages of DRAM simm memory modules and surface mount capacitors. DRAM simm modules are in heavy demand throughout the personal computer industry and surface mount capacitor supplies are in high demand for use in the manufacturing of cellular phones. The Company is developing different design strategies to cope with these shortages. In the event that essential components, alternative designs or additional manufacturing capacity cannot be obtained as required, the Company could be unable to meet demand for its products, thus adversely affecting results from operations. In addition, scarcity of such components could result in cost increases, which could adversely affect the Company's gross margins.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three months ended March 31, 1995, totaled $1.1 million, an increase of $351 thousand or 45% from the corresponding period in 1994. Sales and marketing expenses represented 6.6% of net sales for the three months ended March 31, 1995, compared to 5.7% incurred during the three months ended March 31, 1994. Increases in sales and marketing expenditures resulted from increased head count, higher compensation and commission expenses as well as increased advertising, promotional and travel expenses. The Company expects that sales and marketing expenses will increase during 1995 as the infrastructure is expanded to support growing market opportunities through both domestic and international channels.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three months ended March 31, 1995, totaled $957 thousand, an increase of 30% from the $735 thousand incurred during the corresponding period in 1994. Research and development expenses represented 5.6% of net sales for the three months ended March 31, 1995 as compared to 5.4% in 1994. Research and development expenses increased during the first three months of 1995 due to increased staffing expense resulting from higher salaries and increased head count. The Company expects to increase its investment in research and development activities during 1995 in an effort to achieve market acceptance of future products and to continue its strategy of maintaining technology leadership in the RAID market.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended March
31, 1995, totaled $973 thousand, an increase of $98 thousand or 11% from the corresponding period of 1994. General and administrative expenses totaled 5.7% of net sales for the three months ended March 31, 1995, compared to 6.4% incurred during the three months ended March 31, 1994. General and administrative expenses increased during the quarter due to higher compensation and benefit expenses as a result of the addition of employees in this area. Legal expenses also increased over those incurred during the first quarter of 1994. The Company anticipates that general and administrative expenses will continue to increase during 1995. These expenses may vary as a percentage of net sales in future periods as expenses related to litigation matters are incurred.

INCOME TAXES

     The Company's effective tax rate during the quarter ended March 31, 1995, was 35% as compared to 25% in the corresponding period of the prior year. The tax rate for the first quarter of 1995 reflects the impact in the reduction of available tax benefits.


PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     On September 3, 1993, while arbitration was still pending, AMI also filed suit against the Company in the United States District Court in Atlanta, Georgia, alleging claims similar to those presented in the arbitration. The complaint alleged claims for breach of contract, fraud, breach of fiduciary duty, tortious interference with contractual rights and prospective business relations, and unfair competition. The relief sought included injunctive relief, accounting damages in an unspecified amount, exemplary damages and attorneys' fees and costs. On October 29, 1993, the Company filed an answer and counterclaim denying the allegations of the complaint, setting forth various affirmative defenses, and presenting counterclaims for breach of contract, unjust enrichment and unfair competition. The relief sought included injunctive relief, accounting damages an unspecified amount, exemplary damages and attorney's fees and costs. On October 29th, 1993, the Company filed an answer and counterclaimed denying the allegations of the complaint, setting forth various affirmative defenses, and presenting counterclaims for breach of contracts, unjust enrichment and unfair competition. On April 1, 1994, both AMI and the Company filed amended pleadings in the arbitration to include all claims and counterclaims previously asserted in the federal court action. Pursuant to a stipulation of the parties, the federal court lawsuit was dismissed without prejudice in February 1995. Preliminary conferences with the arbitrators were held on March 19, 1993, on November 2, 1993, on July 29, 1994 and on November 22,
1994. The matter is in the discovery stage. The evidentiary hearings are scheduled for a two-week period beginning June 19, 1995.

     While the Company believes it has numerous defenses to AMI's claims and intends to continue to vigorously defend the arbitration, there can be no assurance that the Company will ultimately prevail. An unfavorable outcome could have a material adverse effect on the Company's business and results of operations.

     The former Chief Executive Officer of the Company, Dr. M. A. Chowdry, filed a complaint against the Company and its outside directors seeking $5 million in damages on October 13, 1994, claiming breach of an employment agreement that he entered into with the Company approximately three months prior to his termination as the Company's Chief Executive Officer. Dr. Chowdry voluntarily filed an amendment to his complaint on February 23, 1995. On March 17, 1995 the Company and the individual defendants filed a response (demurrer) to the amended complaint. A hearing on the demurrer filed by the Company and the individual defendants was held on April 27, 1995 and a decision on the demurrer is still under submission. The Company believes it has meritorious defenses and will vigorously defend this lawsuit.

     In addition to matters discussed herein, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business or financial condition.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 12th day of May 1995.


                                        MYLEX CORPORATION


                                        By /s/ Colleen Meyers
                                        --------------------------------
                                           Colleen Meyers
                                           Vice President of Finance and
                                           Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q


                                                       Sequentially
Exhibit No.         Description                        Numbered Page
- -----------         -----------                        -------------

     11.1           Statement re Computation
                    of Per Share Earnings                   16-17

                                                                    EXHIBIT 11.1


MYLEX CORPORATION
EARNINGS PER SHARE COMPUTATION
THREE MONTHS ENDED MARCH 31, 1995 AND 1994

The basis for computing net income per common share is described in Note A to the financial statements, beginning on page 5 of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1995.

The computation of primary and fully diluted earnings per share is as follows:


                                            Three Months Ended


PRIMARY EARNINGS                         March 31,      March 31,
  PER SHARE                                1995           1994
Net earnings                            $2,040,200     $1,089,200

Weighted average number on
  common shares outstanding
  during this period                    14,648,300     13,053,800

Number of common share equivalents
  resulting from stock options
  and warrants, computed using
  the treasury stock method                863,600      1,597,900
                                      -----------------------------
Number of common and common share       15,511,900     14,651,700
  equivalents used in computation

Primary earnings per share                   $0.13          $0.07


                                               Three Months Ended

FULLY DILUTED EARNINGS                      March 31,       March 31,
  PER SHARE                                   1995            1994
Net earnings                               $2,040,200      $1,089,200

Interest on converted convertible
debentures (net of taxes)                           0          43,250
                                         -----------------------------
                                           $2,040,200      $1,132,450

Weighted average number on
  common shares outstanding
  during this period                       14,648,300      13,053,800

Number of common share equivalents
  resulting from stock options
  and warrants, computed using
  the treasury stock method                   864,300       1,597,900

Weignted average shares isssuable
  from assumed conversion of
  convertible subordinated
  debentures since issuance                         0         597,300
                                         -----------------------------

Weighted average common and
  dilutive common shares outstanding       15,512,600      15,249,000

Fully diluted earnings per share                $0.13           $0.07