Form 10-K/A
period 1993-12-31
MYLEX CORP
filed 1995-05-26
CIK 731619

                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-K/A

                                 AMENDMENT NO. 1

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the Fiscal Year Ended December 31, 1993
                          -----------------

[ ] Transitional _____ pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ______ to ______. Commission File Number 0-13381
                                -------

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
              _____________________________________     ___________
              Address of principal executive office     (Zip code)
Registrant's telephone number, including area code: 510-796-6100
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on February 28, 1994, as reported on NASDAQ was approximately $53,985,200. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this form 10-K/A. [ ]

As of February 28, 1994, registrant had total outstanding 13,064,445 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE The Registrant's definitive Proxy Statement for the Annual meeting of Shareholders to be held on May 23, 1994, is incorporated by reference in Part III of this Form 10-K/A to the extent stated herein.

                                TABLE OF CONTENTS

                                     PART I

                                                                 Page
Item  1.  Business                                                 3

Item  2.  Properties                                               9

Item  3.  Legal Proceedings                                        9

Item  4.  Submission of Matters to a
               Vote of Security Holders                           10

                                    PART II
Item  5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                        11

Item  6.  Selected Financial Data                                 13

Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                                      14

Item  8.  Consolidated Financial Statements and
               Supplementary Data                                 19

Item  9.  Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                               19

                                    PART III
Item 10.  Directors and Executive Officers
               of the Registrant                                  20

Item 11.  Executive Compensation                                  20

Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                   20

Item 13.  Certain Relationships and Related
               Transactions                                       20

                                    PART IV
Item 14.  Exhibits, Consolidated Financial Statements,
               Financial Statement, Schedules, and
               Reports on Form 8-K                                21

                                     PART I

ITEM 1.    BUSINESS

GENERAL

     Mylex Corporation (the "Company") is presently engaged in the design, development, production, and marketing of high performance disk array controllers, based on RAID (Redundant Array of Inexpensive Disks) technology, personal computer system boards, LAN adapters and SCSI host adapters. The products currently being produced by the Company provide enhanced performance for IBM(1) and IBM-compatible personal computers with either single-user or multiple-user file servers.

     The Company was incorporated under the laws of the State of Florida in May 1983. In September, 1987, the Company moved its headquarters and manufacturing facility from Florida to Fremont, California.

     Production of system boards based on the Intel 80386 ("386") microprocessor was launched in 1987. After intensive research in 1988 and 1989, the Company introduced in 1989 two system boards based on the Intel 80486 microprocessor ("486"), and three new peripheral products based on Extended Industry Standard Architecture ("EISA")(2) Sales of these products began in 1990. Four new 486 system boards, based on Local Bus Architecture were introduced in 1992. In the fourth quarter of 1992, the Company began shipping its new five channel disk array controllers and subsystems. In the first quarter of 1993 the Company introduced one, two and three channel disk array controllers as well as a custom disk array controller product for one of its large OEM customers. Volume shipments of the one, two and three channel disk array controller products commenced during the first quarter of 1994. Production level shipments of the custom disk array controller product began in the second quarter of 1993. The Company expects to complete its design work on two additional disk array

- --------------------
     IBM is a registered trademark of International Business Machines
Corporation.

     EISA (Extended Industry Standard Architecture) is a system architecture licensed to the Company by Intel Corporation ("Intel"). The license permits the Company to manufacture, use, lease, import, export, or sell any product incorporating the EISA patent owned by Intel.
(3) PCI (Perpheral Component Interconnect) is a system architecture licensed to the Company by Intel.

controller families during the second quarter of 1994 which will include products based on the PCI(3) Bus Architecture.

     The Company also plans to introduce the second generation of its EISA disk array controllers during the second quarter of 1994. All of the Company's primary products are sold in the high-technology electronic products segment. The Company's customers are original equipment manufacturers (OEMs), system integrators, value-added resellers (VARs), and computer distributors and dealers.


PRODUCTS

     During 1993, the Company generated a large portion of its revenue (44.4% of net sales) from its disk array controllers and subsystem products, as compared to 2.4% of net sales during 1992. Sales of system board products accounted for 36.9% of net sales during 1993 as compared to 72.4% and 65.7% of net sales during 1992 and 1991 respectively.

     In November of 1993 the Company introduced its new Pentium processor based system boards (MPEPNTM) at the COMDEX trade show. The new boards feature an EISA bus or the PCI local bus. The MPEPNTM is targeted for the high performance server and workstation markets.

     The Mylex Disk Array Controllers (DAC960), which utilize RAID technology provide high performance, fault tolerant data storage solutions for EISA bus PC platforms. Introduced in 1992, the DAC960 uses the latest in SCSI and microprocessor technology. The Mylex disk array products are designed for both internal and external storage options. The DAC 960 products are designed with one to five SCSI-2 (fast and wide) channels. The Mylex disk array controllers are compatible with the most commonly used operating systems such as Novell Netware, O/S2 and Windows NT as well as many other operating systems.

     The Company continues to dedicate most of its research to products which offer solutions to the data processing, data storage, and other computer requirements of the business community. During 1994 increased emphasis will be placed upon opportunities in the emerging image storage applications.

     The Company is committed to and dependent upon continued development of new products as well as enhancement of existing products. The Company believes its future profitability is dependent to a large extent upon the successful introduction of its new PCI and SCSI to SCSI disk array product families as well as

- --------------------
continued market acceptance of its current disk array products. However, there can be no assurance that new products will be successfully developed or, if developed, that such products or the Company's current products will achieve and sustain market acceptance.


PRODUCT MANUFACTURE AND SUPPLIERS

      The manufacture of Mylex products entails placing semiconductors and other electronic components onto the printed circuit board and soldering them into place. Each product is then subjected to a series of quality control tests. Almost all of Mylex manufacturing is done on Fuji Surface Mount Technology equipment ("SMT"). The SMT automatically positions and attaches chips and other components to systems boards, increasing the speed and accuracy of the manufacturing process. There can, however, be no assurance that the Company's products will be free of manufacturing defects, notwithstanding the quality-control tests performed by the Company, or that the Company's manufacturing capabilities and materials sources will be adequate to meet product demand.

     The Company's manufacturing facility is located in the United States, and a majority of the Company's products are currently manufactured in-house.

     The Company depends heavily upon its suppliers to provide high quality materials on a timely basis, at a reasonable price, and with suitable credit terms. Although many of the components for the Company's products are available from numerous sources at competitive prices, some of the most critically-needed components are sole-sourced. Moreover, because of high industry demand for many such components, manufacturers of these components are not always able to make delivery on a timely basis.

     The most critical components used in the Company's disk array controller boards are the 960 CPU from Intel and the proprietary chip provided by one of the Company's large OEM customers for inclusion on its custom product. The Company currently has no long term supply commitments with these vendors. As a result, there can be no assurance that sufficient quantities of these or other critical components will be available for the Company's production. In the event that these essential components cannot be obtained, the Company may be unable to meet demand for its products, adversely affecting results from operations.

     The Company's need to manufacture products before receiving firm purchase orders, combined with risks of technological obsolescence and rapid shifts in market demand, may lead to inventory devaluation or obsolescence, either of which could have a material adverse effect on operations.

SALES AND MARKETING

     As of February 28, 1994, the Company's sales and sales support personnel numbered approximately 14 persons who devoted substantially all their time to marketing, sales, and customer support of the Company's products.

     Potential customers are identified by research and analysis of industry publications; through the Company's advertising programs; and by attendance at trade shows such as CeBIT in Hanover, Germany, and COMDEX (Computer Dealers Exposition) in Las Vegas.


     Sales of the Company's disk array controller products represented 44.4 % of sales for the year ended December 31, 1993, as compared to 2.4% of sales for the year ended December 31, 1992. Sales of the 486 system board products accounted for approximately 36.5% of the Company's sales for the year ended December 31, 1993, as compared to 62% for the year ended December 31, 1992, and 27% for the year ended December 31, 1991. Sales of the 386 system boards represented less than 1% of the Company's sales for the year ended December 31, 1993, as compared to 9% and 33% respectively for the 1992 and 1991 fiscal years. Other peripheral product sales (LAN, graphics, and SCSI adapter products) accounted for 5.1% of net sales during 1993, 14.3% for 1992, and 17.8% for 1991. The Company expects its dependence upon disk array controllers products to increase during 1994.

     The Mylex disk array controller products are designed for integration into the client server, networked PC, and scientific workstation environments. Because of this transition to primarily disk array controllers, marketing these products entails development of new distribution channels and marketing methods. The Company was able to market these products to OEMs during fiscal 1993. Since the introduction of the product in 1992, the Company's disk array RAID technology has been selected by seven major OEMs to be incorporated into their product lines. However, development of such markets and marketing channels involves substantial risk and expense, and there can be no assurance that the Company will be successful in retaining relationships with these OEMs, in developing additional agreements with other OEMs, or in maintaining a profitable share of the market for these more sophisticated electronic products.

     This course of seeking additional new markets was originally motivated by declining profit margins generated by personal computer system boards, and by the Company's commitment to technological innovation and by diversification the Company's desire to diversify its product line. Despite this strategy, the Company expects that sales of its current generation of disk array controller boards will continue to generate a significant part of the Company's revenue, at least during 1994. A major reduction in sales of such products without a corresponding increase in the sales of the Company's newer products would have a material adverse effect on the Company.


     During the year ended December 31, 1993, the Company renewed agreements with several distributors to distribute the Company's products. These distributors include Merisel, Ingram Micro, Tech Data, Gates FA.

     The Company's largest OEM customer during 1993 was IBM Corporation, which represented approximately 18% and 39% of net sales for the year and the quarter ended December 31, 1993 respectively. This compared to sales to Northgate Computer Systems, Inc.(Northgate), the Company's largest OEM customer for the year ended December 31, 1992, which represented approximately 38% of net sales for that year. Sales to Northgate totaled approximately 11% of sales during 1993. Sales to Hewlett Packard Company amounted to 9.6% of total sales and sales to AST Research accounted for approximately 10.2% of net sales for the year ended December 31, 1993. The second largest customers for the year ended December 31, 1992, were AST Research and Sidus Systems which each accounted for slightly more than 5% of sales for that year. (See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Export sales were 21% of net sales in 1993, including 15% in Europe, 7% in Canada, and 7% in the rest of the world. Export sales comprised 29%, and 35% of net sales in 1992, and 1991 respectively.

     The general custom of the market for disk array controllers and system boards is that customers are not bound contractually to make long-term purchase commitments and may cancel orders at any time.


BACKLOG

     The Company's backlog as of December 31, 1993, totaled $11,200,600 as compared to $3,455,400 at December 31, 1992. The Company's backlog increased as a result of the successful introduction of a new product line of disk array controllers and the designs wins achieved with several major original equipment manufacturer customers. The majority of the increase in backlog was attributable to purchase orders received from IBM in the fourth quarter of 1993 for delivery of disk array products during the first quarter of 1994. Due to industry practice with respect to customer changes in delivery schedules and cancellation of orders, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. All orders outstanding at December 31, 1993 which were not subsequently changed or canceled would have been scheduled for delivery within the three months ended March 31, 1994.

COMPETITION

     Numerous companies in the computer industry produce and market system boards and computer peripheral cards in competition with the Company. In addition, in its efforts to sell specialized products to distributors, original equipment manufacturers, and private label users, the Company faces competition from other system board manufacturers. Many of these manufacturers have substantially greater financial resources than those of the Company. Technological advancements and more sophisticated users' needs have created demands for newer, faster, and more powerful products and applications for specialized markets such as local area networks (LANs); multi-user, real-time environments; CAD/CAM; desktop publishing, and engineering scientific workstations. In addition, price competition is intense. This trend has prompted the Company to broaden its product offerings from only the system board market to new markets as well.

     The market for the Company's more advanced products, such as the disk array is also very competitive. There are, moreover, numerous companies with established reputations in that market, many of whom have greater financial, manufacturing, and marketing resources than those of the Company. As the disk array market is a relatively new one for the Company, there can be no assurance of continued acceptance of the Company's products.

     The Company's ability to compete successfully in either the personal computer market or the market for its more sophisticated products depends upon its ability to develop products which obtain market acceptance, which can be sold at competitive prices while maintaining adequate gross margin levels, and which are proven to be reliable. Although the Company believes that certain of its products have certain competitive advantages, there can be no assurance that the Company will be able to compete successfully in the future or that other companies may not develop products with greater performance or at more favorable prices and thus reduce the demand for the Company's products. The Company is dedicated to continuance of its research and development efforts to obtain and maintain whatever competitive advantages may be available to it.

EMPLOYEES

     As of February 28, 1994, the Company employed approximately 125 people. The employees are not represented at the Company by any labor union nor employed by the Company under any collective bargaining agreement.

RESEARCH AND DEVELOPMENT

     Mylex decreased its expenditures for research and development in 1993. For the year ended December 31, 1993, research and development expenditures totaled $2,474,000 (or 5.5% of net sales) as compared to $2,823,200 (or 5.8% of net sales) for the year ended December 31, 1992, and $2,655,000 (or 4.9% of net sales) for the year ended December 31, 1991. The decrease in expenditures during 1993 was due to the elimination of the Company's multiprocessor research and development projects.

PATENTS AND TRADEMARKS

     Except for Patent 4,553,035 for a Data Acquisition Control Method and System for a Hand Held Reader, the Company currently holds no patents on any of
its products,   The Company has taken and continues to take other measures reasonably available to it to protect its rights with respect to product designs, component selections, production processes, and any other information considered by the Company to be proprietary, whether patentable or not, by such means as protecting its proprietary trade secrets, innovative skills, and technical expertise. While these means have proven thus far to be satisfactory in protecting the Company's property, the Company may seek patent protection on some of its more advanced products. However, there can be no assurance that such patents will be granted or that other companies will not develop products which are competitive with the unpatented products of the Company using proprietary designs or software of the Company.

     The Company is the owner of a registered trademark, Reg. No. 1,310,862, for its MYLEX logo.

     Certain patents and copyrights owned by others are of critical importance to the high-technology electronic product industry segment in which the Company operates. The Company has obtained licenses to certain technology protected by patents or copyrights which the Company believes are adequate for the operation of the business of the Company as it is currently being conducted. It is likely that such licenses, and licenses to produce, use, and market new technologies, will continue to be important to the Company. In the future, the Company may be required to obtain licenses from others and there are no assurances that such licenses would be available at all or on terms satisfactory to the Company.

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

     On March 16, 1993, AMI amended its demand for arbitration, seeking specific performance of AMI's audit rights under the February 15, 1987 agreement, and in particular, seeking to include in the audit additional records sought by AMI. AMI has also asserted claims for any monies that the audit may indicate are due to AMI, for recovery of all fees and costs associated with the arbitration, and for recovery of additional costs allegedly incurred with respect to the audit.

     Preliminary conferences in this matter were held on March 19, 1993 and on November 2, 1993. The matter is in the discovery stage, and no dates have as yet been set for evidentiary hearings.

     On September 3, 1993, while arbitration was still pending, AMI also filed suit against the Company in the United States District Court in Atlanta, Georgia, alleging claims similar to those presented in the arbitration. The complaint alleges claims for breach of contract, fraud, breach of fiduciary duty, tortious interference with contractual rights and prospective business relations, and unfair competition. The relief sought includes injunctive relief, an accounting, damages in an unspecified amount, exemplary damages, attorneys' fees and costs. On October 29, 1993 the Company filed an answer and counterclaim, denying the allegations of the complaint, setting forth various affirmative defenses, and presenting counterclaims for breach of contract, unjust enrichment and unfair competition. The Company has also filed a motion to compel arbitration of all claims and/or to stay the Federal Court action pending completion of the arbitration. AMI has not opposed this motion but no order has as of yet been issued by the district court. While the Company believes it has numerous defenses to AMI's claims and intends to vigorously defend the arbitration and the lawsuit, there can be no assurance that the Company will ultimately prevail and an unfavorable outcome could have a material adverse effect on the Company's business and results of operations.

     In addition to matters discussed herein, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                              PART II

ITEM 5      MARKET FOR REGISTRANT'S COMMON EQUITY AND       RELATED STOCKHOLDER
MATTERS

     The Company's common stock ($0.01 par value) is traded on the National Association of Securities Dealers National Marketing System ("NMS") and is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol MYLX.

     The following table sets forth quarterly high and low bid quotations for the Company's common stock for the two year period ended December 31, 1993 as quoted by the NASDAQ National Market System. Such bid quotations represent inter-dealer prices without retail mark-up or mark-down or commission and may not, therefore, represent actual transaction prices.

          COMMON STOCK (MYLX)     HIGH BID         LOW BID

          1992
          First quarter              5 1/4           2 3/8
          Second quarter             5 3/8           3 7/8
          Third quarter              5 1/4           4 1/8
          Fourth quarter             6 7/8           3 7/8

          1993
          First quarter              6 1/4           4 1/8
          Second quarter             5 1/2           3 1/2
          Third quarter              5 5/8           3 1/2
          Fourth quarter             7 3/4           4 3/4


     As of February 28, 1994, there were approximately 750 record holders of the Company's common stock.

DIVIDENDS

     The Company has not paid cash dividends on its common stock during either of the two most recent fiscal years nor during the period subsequent thereto. While the Board of Directors has general authority over dividend policy, it does not anticipate paying cash dividends in the foreseeable future.

     The Company has a revolving line of credit with Imperial Bank (the "Bank"), secured by the Company's unencumbered assets, which expires on May 14, 1994. The line of credit bears interest at the Bank's prime rate plus 0.75%. Borrowings are limited to 70% of eligible accounts receivable, and are subject to an overall limit of $2,500,000. The agreement states that so long as the Company is indebted to the Bank, the Company will not declare or pay any dividend (other than dividends payable in the Company's common stock) or make any other distribution on any of its capital stock, or purchase, redeem, or retire any of such stock without written consent of the Bank.


CONVERTIBLE SUBORDINATED DEBENTURES

     During June and July 1987, the Company issued $1,670,000 in 10% Convertible Subordinated Debentures (the "Debentures") through a private placement of securities. The issue consisted of 1,670 units in $1,000 denominations (individually a "unit"; collectively, the "units"), which matured on April 30, 1992. The units have all been converted to shares of the Company's Common Stocks at various dates during the five-year term of the debentures.

     During 1993 the Company issued $3,000,000 in 8% Convertible Subordinated Debentures (the 'Debentures') through a private placement of securities. Debentures totaling $2,025,000 mature on the earlier of December 31, 1994 or upon the closing date of a public offering of stock or debt, pursuant to which the Company receives proceeds of at least $10 million. Debentures totaling $300,000 matured on December 31, 1993. As of December 31, 1993, $675,000 of the debentures plus accrued interest had been converted to common stock.

ITEM 6.  SELECTED FINANCIAL DATA

OPERATING DATA:

                                  (In thousands except share data)
                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                      1993         1992       1991        1990      1989
Net Sales             45,234      48,770      54,268     47,867    40,104
Cost of Sales         36,456      42,112      47,634     35,417    30,893

Gross Profit          8,778        6,657       6,634     12,450     9,211

Operating
 Expenses and
 Other Income/
 Expense              13,268      11,118       9,931      6,758     6,424

Income (loss)
 Before Income
 Tax                  (4,490)    (4,461)      (3,297)     5,692     2,787

Income Tax
 Expense
 (Benefit)            (    46)   (1,461)      (1,092)     2,308     1,108

Net Income
 (loss)               (4,444)    (3,000)      (2,205)     3,384     1,682
                      ======     ======       ======     ======    ======
Income (loss)
 Per Share:           $ (.35)    $(.25)        $(.19)     $ .31     $ .16
                      ======     ======        =====      =====     =====
Fully Diluted         $(.35)     $(.25)        $(.19)     $ .28     $ .15
                      ======     ======        =====      =====     =====
Average Common
 Shares
 Outstanding:
 Primary    12,740,100  12,102,900     11,337,000   11,076,000   10,465,000
     Fully
  Diluted   12,740,100  12,102,900     11,337,000   12,299,000   12,139,000

FINANCIAL POSITION AT YEAR END


Total Assets          $14,640    $23,694       $22,433    $25,929   $16,332
Working
 Capital              $ 3,461    $ 6,286       $ 8,405    $11,107   $ 7,909
Long-term
 Obligations          $   910    $ 1,293       $ 1,651    $ 1,382   $ 1,670
Stockholders'
  Equity              $ 4,664    $ 7,963       $10,060    $11,420   $ 7,236

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1993, the Company financed its operations from tax refunds and proceeds of $3,000,000 from a private placement of convertible subordinated debentures (the "Debentures"). As of December 31, 1993, $675,000 of the debentures plus accrued interest were converted into common stock. The Debentures bear interest at the rate of 8% per annum, compounded semi-annually. The principal and all accrued interest on $2,025,000 of the Debentures are due and payable upon the earlier of the closing date of a public offering of stock or debt pursuant to which the company receives proceeds of at least $10 million in proceeds, or December 31, 1994. The remaining $300,000 of the debentures became due on December 31, 1993 and were subsequently paid in January of 1994. The Debentures due December 31, 1994, are convertible into common stock of the Company at any time during the life of the notes, with a conversion price of $3.875 for each share of common stock.

At December 31, 1993, the Company's working capital had decreased by 44.9% to $3,461,300 from $6,285,900 on December 31, 1992. The Company's cash and equivalents balance had increased by $1,568,100 or 93% from $1,685,100 on December 31, 1992 to $3,253,200 at December 31, 1993. The increase in cash was primarily due to proceeds of $3 million received from the sale of convertible subordinated debentures and the receipt of federal income tax refunds totaling approximately $3 million. The increase to cash was partially offset by repayments against the Company's line of credit and payments to the Company's suppliers which fell due during the first quarter of 1993.

Net accounts receivable decreased by 52.7% to $4,021,300 at December 31, 1993, compared to $8,500,400 at December 31, 1992, a decrease of $4,479,100. The decrease was primarily due to an increase in the allowance for doubtful accounts receivable of approximately $4.7 million. This increase in the Company's provision for doubtful accounts receivable was a result of the rapidly deteriorating financial condition during the third quarter of 1993 of one of the Company's customers, Northgate Computer Systems, Inc. On July 17, 1992, certain directors and several officers of the company along with many other outside investors purchased a majority interest in northgate. the company's evaluatiion criteria used to extend credit to northgate were the same used with other third parties under similar conditions such as tandon corporation. as of december 31, 1992, virtually the entire northgate receivable was current and was less than 45 days old. during the first quarter of 1993, the company received payments from northgate totaling $1,868,220. during the secong quarter of 1993 northgate continued to make regular payments on its account totaling $1,754,383. on may 14, 1993, the company and northgate entered into a security agreement and the company received a security interest in all of the inventory of northgate.

   northgate's inventory as of april 30, 1993, was valued at $6.6 million net of the reserve for excess and obsolete inventory. after reviewing a detailed listing of the inventory, the company took a conservative approach and applied a 50% factor to the net inventory value. the company believed that the inventory was worth at least $3.3 million as of april 30, 1993. as of the same date, the northgate account receivables totaled $3.8 million with a $0.5 million reserve, for a net account receivable of $3.3 million. during the third quarter of 1993, northgate's financial condition deteriorated rapidly. the following factors contributed to that deterioration: (i) northgate's landlord drew upon $1.5 million stand-by letter of credit, which severely reduced the amount of cash available to northgate for purchases of inventory and payment of operating expenses; (ii) northgate was forced to vacate its facility and in doing so incurred several hundred thousand dollars of relocation expenses; and
(iii) additional competitors entered northgate's market in the third quarter of 1993 and northgate's sales and margins declined dramatically and further reduced the cash available to northgate. extension of credit decisions relative to northgate were made solely by dr. chowdry, the company's former chief executive officer. the common directors for the respective companies were neither consulted nor informed by dr. chowdry of the decision making process.


The Company's inventories decreased by 34.8% to $4,630,600 at December 31, 1993, from $7,099,900 at December 31, 1992. This decrease was due to decreased purchases of material from vendors during December of 1993.

During 1993 the Company used $130,300 in cash for investing activities which were primarily capital expenditures. During 1992 cash used for investing activities totaled $512,300.

As of December 31, 1993 the Company's current ratio remained at 1.4 which was also the current ratio as of December 31, 1992.
The Company has a revolving line of credit with Imperial Bank (the "Bank"), secured by the Company's unencumbered assets, which expires on May 14, 1994.
The line of credit bears interest at the Bank's prime rate plus 0.75%. Borrowings are limited to 70% of eligible accounts receivable, and are subject to an overall limit of $2,500,000. The Company is required to maintain a compensating deposit balance with the Bank of at lease $500,000 and to comply with certain covenants with respect to dividends, stock repurchases, borrowings, and maintenance of specific financial ratios. As of December 31, 1993, the Company was in compliance with the covenants under this line of credit. The Company paid a net of $1,864,100 against the line of credit during 1993, reducing the outstanding balance from $4,364,100 at December 31, 1992, to $2,500,000 at December 31, 1993. As of February 28, 1994, the Company's outstanding borrowings under this line of credit totaled $2,413,400.

The Company expects to finance operations and capital requirements through cash provided by continuing operations, existing cash balances and borrowings under its revolving bank line of credit. There can be no assurance that the

Company will not require outside financing, or if required, that such financing will be available on terms favorable to the Company.

The Company's line of credit expires on May 14, 1994. The Company intends to renegotiate such line of credit. However, there can be no assurance that the line will be renewed, or if renewed, that the terms will be as favorable to the Company as the existing line.

On December 29, 1990, the Company entered into an agreement with United States Leasing International, Inc. ("United"), under which United committed itself to lease certain equipment to the Company subject to the terms of a Master Lease Agreement. For the year ended December 31, 1993, the lease payments for the equipment based under this agreement totaled $186,100.

The Company also entered into a Master Lease Agreement with Linc Scientific Leasing (USX Credit Corporation), a division of Scientific Leasing, Inc. on May 10, 1991, pursuant to which the Company has leased certain equipment, including a Fuji CP-III 5000 High Speed Chip Placer. The total purchase price of such equipment was $1,312,300. For the year ended December 31, 1993, the lease payments for the equipment leased under this agreement totaled $338,400.

YEAR ENDED DECEMBER 31, 1993, COMPARED TO YEAR ENDED DECEMBER 31, 1992

RESULTS OF OPERATIONS

SALES AND PROFITS The Company's net sales for the year ended December 31, 1993, decreased by $3,535,800 to $45,233,700 compared to $48,769,500 for the year ended December 31, 1992. Sales declined primarily due to aggressive price competition leading to a reduction in both the selling prices and unit volumes of the Company's system boards. The number of system boards shipped by the Company during 1993 totaled approximately 50,000 as compared to approximately 80,000 shipped during 1992. Sales of the Company's disk array products increased significantly during 1993 due to growing industry acceptance of the Company's disk array technology and product family. However, there can be no assurance that sales of such products will continue at current levels.

The Company's largest customer during 1993 was IBM Corporation ("IBM") which accounted for $8,319,800 or 18% of the Company's sales during that year. During the quarter ended December 31, 1993 sales to IBM accounted for 38% of net sales, The Company expects its dependence on sales to IBM to increase during the first half of 1994. The Company sells products to IBM on a purchase order basis, and currently has no long term purchase commitment. No assurance can be given that sales to IBM will continue at their 1993 levels.

Gross profit for fiscal 1993 increased by $2,121,100 to $8,778,200 from $6,657,100 for fiscal 1992. Gross profit for 1993 was 19.4% of net sales compared to 13.7% for 1992. The increase in gross profit in fiscal 1993 was due to the increased sales of higher margin disk array controllers products which more than offset the declining margins of the Company's system boards. The Company expects price competition for its system board products to continue, and expects to encounter price competition for its disk array controller products which will create pressure on the Company's gross margin. The Company continues to develop new disk array and other computer peripheral products that generate more favorable margins than those generated by its mature products.
Improvements in overall gross margins are dependent upon the successful development and market acceptance of the Company's newer product lines, particularly new disk array controllers. There can be no assurance that the Company will be able to develop and introduce such products in a timely manner or that such products will gain or sustain market acceptance. Sales of disk array products accounted for 44.4% of sales during the year ended December 31, 1993, and 71.5% of sales during the fourth quarter of 1993.

The Company recorded a loss before taxes for the year ended December 31, 1993, of $4,490,300 or 9.9% of net sales, compared to a pre-tax loss of $4,460,900 or 9.1% of net sales for the year ended December 31, 1992. The net loss after income tax benefits for fiscal 1993 was $4,444,200, an increase from the net loss after income tax benefits for fiscal 1992 of $3,000,000. The increased net loss was partially due to a reduction of income tax benefits available to the Company during 1993.

SELLING AND MARKETING EXPENSE. Sales and marketing expenses for the year ended December 31, 1993, were $2,962,500, a 12% decrease from the $3,369,600 reported for the year ended December 31, 1992. The decrease in sales and marketing expenses is due to a reduction in the number of sales and marketing personnel supporting the system board product line and lower advertising expenses. The Company expects the level of spending to increase with the introduction of additional new products. The 1993 sales and marketing expenses were 6.5% of net sales as compared to 6.9% of net sales during 1992.

RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1993, were $2,474,000 or 5.8% of net sales, a decrease of 12.4% from the amount expended for the year ended December 31, 1992, of $2,823,200 or 5.5% of net sales. This decrease in research and development expenses was due to the completion of several projects during early 1993 and the elimination of the Company's multiprocessor project resulting in lower engineering consulting and prototype expenses.

The Company plans to allocate additional resources to research and development efforts during 1994 with the objective of further diversification of its product lines and to maintain its position as a world leader in RAID and disk array technology.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1993, totaled $2,689,800 or 5.9% of net sales compared to $2,515,400 or 5.2% of net sales for the year ended December 31, 1992. The 6.9% increase was primarily due to higher legal expenses and director and officer liability insurance premiums. These increases in general and administrative expenses were only partially offset by reduced compensation and benefit expenses resulting from lower staffing levels during 1993 as compared to 1992.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE. The provision for uncollectible accounts receivable increased by $2,719,200 to $4,675,600 or 10.3% of sales for the year ended December 31, 1993. The increase was due to the rapid deterioration in the financial condition during the third quarter of 1993, of one of the Company's customers, Northgate Computer Systems, Inc. Subsequent to August 1993, product sales to Northgate have been minimal and on a cash-in-advance basis.

IMPACT OF INFLATION. The impact of inflation on the Company's business was not material during the year ended December 31, 1993.

INCOME TAXES. The Company had a net operating loss for its fiscal year ended December 31, 1993, the financial statements reflect a tax benefit of $46,100 for that year as compared to a tax benefit of $1,460,900 for the year ended December 31, 1992. The Company had recorded substantially all of the tax benefits available to it in years prior to 1993.

YEAR ENDED DECEMBER 31, 1992, COMPARED TO YEAR ENDED DECEMBER 31, 1991

RESULTS OF OPERATIONS


     SALES AND PROFITS. The Company's net sales for the year ended December 31, 1992, decreased by $5,498,900 to $48,769,500 compared to $54,268,400 for the year ended December 31, 1992. Sales declined primarily due to aggressive price competition for the Company's 80386 and 80486 system boards, which led to a decline in the selling prices for these boards; however, the number of boards shipped by the Company during the 1992 year actually increased to 80,000 from 65,000 during the 1991 year.

     The Company's largest customer during 1992 was Northgate Computer Systems, Inc., ("Northgate") which accounted for $18,703,000 (38%) of the Company's sales during 1992.

     Gross profit for fiscal 1992 increased slightly (by $22,900) to $6,657,100 from $6,634,200 for fiscal 1991. Gross profit for 1992 was 13.7% of net sales compared to 12.2% for 1991. During fiscal 1991, the Company experienced rapidly declining material costs and as a result the Company was forced to adjust
inventories downward.   The increase in gross profits  in fiscal 1992 was due to
improved management of inventory procurement activities. The Company monitored material costs quarterly and implemented additional inventory control procedures to minimize any impact of any declining material costs. Although the Company continues to develop new system boards that generate slightly more favorable margins than do its mature products, improvements in total gross margins are dependent upon the successful development and continued market acceptance of the Company's newer technology products such as the disk array. Sales of disk array products accounted for 2% of the Company's sales during the year ended December 1992 and 5% during the fourth quarter of 1992.

     The Company incurred a loss before income taxes for the year ended December 31, 1992, of $4,460,900 (9.1% of net sales) compared to a pre-tax loss of $3,297,000 (6.1% of net sales) for the year ended December 31, 1991. The net loss after income tax benefits for fiscal 1992 was $3,000,000, an increase from the net loss after income tax benefits for fiscal 1991 of $2,204,900. The increased net loss was due to a charge to income related to an increase in the Company's reserve for doubtful accounts receivable.

     SELLING AND MARKETING EXPENSE. Sales and marketing expenses for the year ended December 31, 1992, were $3,369,600, a 20.7% increase from the $2,791,600 reported for the year ended December 31, 1991. The higher level of sales and marketing expenditures resulted from increased emphasis on marketing, promotion, and product support which required the hiring of additional staff. Travel and trade show related expenses were also increased to support the introduction of new product lines during the year. The 1992 sales and marketing expenses were 6.9% of net sales, an increase from the 5.1% of net sales for 1991.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the year ended December 31, 1992, were $2,823,200 (5.8% of net sales), an increase of 6.3% over the amount expended for the year ended December 31, 1991, $2,655,000 (4.9% of net sales). This higher level of expenditures for research and development was a reflection of the Company's efforts to develop more sophisticated electronic products, particularly the Disk Array Subsystem and the Multiprocessor System (MPS).

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the year ended December 31, 1992, totaled $2,515,400 (5.2% of net sales) compared to $2,938,200 (5.4% of net sales) for the year ended December 31, 1991. The decrease was due to reduced compensation expenses resulting from a reduction in staff during the third quarter of 1992. The level of legal and consulting expenses also declined during 1992.

     PROVISION FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE.  The provision for
uncollectible accounts receivable increased by $814,900      to $1,956,400 or 4%
of sales for the year ended December 31, 1992. The increase was required as a result of the deteriorating financial condition during 1992 of one of the Company's major customers in 1991.

     IMPACT OF INFLATION. The impact of inflation on the Company's business was not material during the year ended December 31, 1992.

     INCOME TAXES. As the Company had a net operating loss for its fiscal year 1992, the financial statements reflect a tax benefit of $1,460,900 for that year, compared to a tax benefit of $1,092,100 for the year ended December 31, 1991.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 hereof.


ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by Item 10 of Form 10-K is incorporated by reference to the information contained in the section captioned "Directors and Executive Officers" of the Registrants definitive Proxy Statements for the Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     In exchange for a promissory note bearing interest at 4% (the "Note"), the Company paid withholding taxes totalling $181,900 for the exercise of stock options by the company's former Chief Executive Officer, Dr. M.A. Akram Chowdry. By April 1994, Dr. Chowdry had paid the Company the entire principal and interest outstanding under the note.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

     Directors, Dr. Singh and Mr. Dudhia comprised the Compensation Committee. Dr. Singh was treasurer of the Company from February 1989 to November of 1989. On July 17, 1992, a group of investors purchased a majority interest in Northgate for $1.3 million. as a result of this transaction, four directors, including Mr. Dudhia, were appointed to the membership of Northgate's board of directors. Mr. Dudhia resigned from the northgate board in April 1994. Prior to his resignation, Mr. Dudhia was appointed to chairman of Northgate's board in November 1993.


     OTHER information required by Item 11 of Form 10-K is incorporated by reference to the information contained in the section captioned "Executive Officers Compensation" of the Registrants definitive Proxy Statements for the Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The information required by Item 12 of Form 10-K is incorporated by reference to the information contained in the section captioned "Securities Ownership of Management" of the Registrants definitive Proxy Statements for the Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The company is currently utilizing the services of the business firm, Saicom, owned by the wife of officer, Dr. Parveen Gupta, for software duplication and printing of product manuals. The Company's transactions with Saicom were completed in the normal course of business and the company paid $215,448 for Saicom's services in 1993. Dr. Gupta did not oversee the billing or contracting services for this transaction and the prices charged by Saicom were competitive with prices charged by other companies that provide duplicating and printing services.

     OTHER information required by Item 13 of Form 10-K is incorporated by reference to the information contained in the section captioned "Certain Relationships and Related Transactions" of the Registrants definitive Proxy Statements for the Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, FINANCIAL
          STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2) CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
          STATEMENT SCHEDULES


     The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement, schedules are filed as part of this Form 10-K/A.

     (3)  Exhibits

     The Exhibits listed on the accompanying Index to Exhibits immediately following the Financial Statement Schedules are filed as part of this Report.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1993

(c) Exhibits

     Consolidated Financial Statements
          See Item 14(a)(1) above

     Consolidated Financial Statement Schedules
          See Item 14(a)(2) above

(A) (3) Exhibits

Exhibit No.         Exhibit

     3.1            (e)  Articles of Incorporation of
                         Registrant, as amended.

     3.2            (e)  By-laws of Registrant as amended
                         March 30, 1989

     4.4            (g)  Form of 10% Convertible Subordinated
                         Debenture

     4.6            (c)  Form of 8% Convertible Subordinated
                         Debenture

  10.10             (d)  1983 Incentive Stock Option Plan of
                         Registrant as amended and restated
                         March 8, 1991

  10.11             (a)  1993 Stock Option Plan

  10.19             (h)  President's Employment Agreement

  10.20             (d)  Lease Agreement of premises at
                         34551 Ardenwood Boulevard dated
                         March 6, 1991.

  10.21             (a)  Documents related to the Company's
                         revolving line of credit with Imperial
                         Bank; Security and Loan Agreement dated
                         November 14, 1993.

  10.23             (b)  Inventory Repurchase Agreement dated
                         August 2, 1988, with Chrysler First
                         Wholesale Credit, Inc.

  10.25             (a)  IBM Development/Design and Production
                         Ordering Agreement

  10.26             (a)  Form of 8% Convertible Subordinated
                         Debenture Agreement and Registration
                         Rights Agreement and Schedule
                         of Purchasers

  10.28             (d)  License Agreement with International
                         Business Machines Corporation
                         (IBM) effective December 1, 1990.

  10.29             (d)  Master lease Agreement between United
                         States Leasing International, Inc.,

                         (formerly Ford Equipment Leasing
                         Company) and the    Company, dated
                         December 29, 1990, and related
                         lease commitments.

  10.30             (d)  Master Lease Agreement between the
                         Company and Linc Scientific Leasing,
                         a division of Scientific leasing Inc.

  11                (a)  The Company's statement regarding
                         computation of per share earnings.

  24.1              (a)  Consent of the Independent Auditors.

  28.1              (d)  Trademark Registration No. 1,310,862

=================================================================
(a)  Filed with the 10-K.

(b) Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1988, Commission
     File No 0-13381 and incorporated herein by reference.

(c) Filed as an exhibit to the Registrant's Report on Form 10-Q, for the period ended June 30, 1987, Commission File No. 0-13381 and incorporated herein by reference.

(d) Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A, for the year ended December 31, 1992, Commission File No. 0-13381 and incorporated herein by reference.

(e) Filed as an exhibit to the Registration Statement on Form S-8 and Form 3, on July 24, 1989, No. 33-30104 and incorporated herein by reference.

(f) Filed as an exhibit to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1988, Commission
     File No. 0-13381 and incorporated herein by reference.

(g) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, for the period ended June 30, 1987, Commission
     File No. 0-13381 and incorporated herein by reference.

(h) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1993, and incorporated herein by reference.

(B)  Reports on Form 8-K
     There were no reports on Form 8-K filed during the fourth quarter of 1992.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MYLEX CORPORATION             \s\ M. Yaqub Mirza
Dated  May 18, 1995           --------------------------------------------------
                              M. Yaqub Mirza
                              Attorney-in-Fact for the signatories below

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on May 18, 1995.

Signature                          Title
- ---------                          -----

\s\ ISMAEL DUDHIA             Chairman of the Board
- -----------------
  Ismael Dudhia

\s\ YAQUB MIRZA               Secretary/Director
- ---------------
  Yaqub Mirza

\s\ INDER SINGH               Director
- ---------------
  Inder Singh

\s\ RICHARD LOVE              Director
- ----------------
  Richard Love

\s\ ALBERT MONTROSS           Chief Executive Officer
- -------------------
  Albert Montross

\s\ COLLEEN MEYERS            Chief Financial Officer
- ------------------
  Colleen Meyers