Form 10-K/A
period 1994-12-31
MYLEX CORP
filed 1995-05-26
CIK 731619

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

Commission File Number 0-13381
                       -------

                                MYLEX CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                   59-2291597
- -------------------------------               -------------------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)


     34551 Ardenwood Boulevard
        Fremont, California                           94555
- -------------------------------------             -----------
Address of principal executive office              (Zip code)

Registrant's telephone number, including area code: 510-796-6100
                                                   -------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value

                          ----------------------------
                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                          -------       ------

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

                                                                 PAGE
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

     As the market for system boards matured and with the entry of foreign-based low-cost manufacturers, price competition placed extreme pressures on the Company's margins. In order to reduce its reliance on revenues derived from system boards, the Company began a program in early 1991 which focused on the development of storage management computer peripheral products for the networked PC market. As a result of this program the Company developed its first RAID (Redundent Array of Independent Disks) disk array controller. In the fourth quarter of 1992, the Company began shipping its new five channel Disk Array Controllers and Subsystems. In the first quarter of 1993 the Company introduced one, two and three channel disk array controllers as well as a custom disk array controller product for one of its large OEM customers. Volume

- ---------------

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

     The Mylex disk array controller products are designed for integration into the client-server, networked PC, and scientific workstation environments. Because of the Company's transition to primarily disk array controller products, marketing these products entailed the development of new distribution channels and marketing methods. The Company continued to market its disk array products to several OEM's during 1994. Sales to major OEM's accounted for 69% of the Company's total revenues during 1994. Additionally, the Company was able to market these products to leading distributors, system integrators and value added resellers during 1994 through its newly formed alternate channel sales division.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Incorporated by reference from the information under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 18 of the Annual Report to Shareholders for the year ended December 31, 1994.

ITEM 6.   SELECTED FINANCIAL DATA

     Incorporated by reference from the information under the caption "Selected Five Year Consolidated Financial Data" on page 13 of the Annual Report to Shareholders for the year ended December 31, 1994.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



     The Compnay expects to finance operations and capital requirements through cash provided by continuing operations, existing cash balances and borrowings under its revolving bank line of credit. While the Company believes that it has sufficient capital resources to operate its business for the next 12 to 18 months, there can be no assurance that the Company will not require outside financing, or if required, that such financing will be available on terms favorable to the Company.




     All other information regarding management's discussion and analysis of financial condition and results of operations is incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 17 of the Annual Report to Shareholders for the year ended December 31, 1994.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of Mylex Corporation at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 and the independent public accountants' report thereon are incorporated by reference from pages 19 through 28 of the Annual Report to Shareholders for the year ended December 31, 1994.


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

ITEM 11.  EXECUTIVE COMPENSATION

                         EXECUTIVE OFFICER COMPENSATION



The Summary Compensation Table sets forth information with respect to Compensation earned for services rendered to the Company during each of the last three fiscal years for the current and the former Chief Executive Officer and each of the Company's other most highly compensated executive officers whose cash compensation exceeded $100,000 in 1994.


                                                                                             Long-Term
                                                              Annual Compensation            Compensation
                                                        ----------------------------------   ------------
                                                                                  Other        Securities
                                                                                 Annual        Underlying          All Other
                                                         Salary       Bonus   Compensation      Options          Compensation
Name and Principal Position                   Year         ($)         ($)        ($)             (#)                ($)
- ---------------------------                   ----       ------      ------   ------------    -----------        ------------
Mr. Al Montross (1)                           1994     $200,000    $398,771         $6,480        130,000                  $0
  President and Chief Executive Officer       1993      $56,968     $14,633        $35,000        300,000                  $0

Dr. Parveen Gupta                             1994     $289,303          $0         $2,618              0                  $0
  Sr. Vice President and General              1993     $162,635          $0         $1,800        250,000                  $0
  Manager Disk Array Division                 1992      $91,089          $0             $0              0                  $0

Ms. Colleen Meyers (2)                        1994     $110,832     $20,040           $329         40,000                  $0
  Vice President Finance and Chief            1993      $67,685     $10,000             $0         15,000                  $0
  Financial Officer                           1992      $42,670      $6,667             $0          5,000                  $0

Mr. Peter Shambora (3)                        1994     $137,638     $41,741         $1,743         50,000                  $0
  Vice President, Sales and Marketing         1993      $22,069      $6,660             $0              0                  $0

Mr. Sherman Tom (4)                           1994     $106,816     $24,844         $2,119         65,000                  $0
  Vice President, Operations

(1) Mr. Montross joined the Company in September 1993 as Executive Vice President, was appointed Acting President and Chief Operating Officer in December 1993 and was appointed President and Chief Executive Officer in April 1994.

(2) Ms. Meyers was promoted to Chief Financial Officer in December 1993. In December 1994 she became Vice President Finance and Chief Financial Officer.

(3) Mr. Shambora joined the Company in October 1993 as Vice President, Sales and Marketing.

(4)  Mr. Tom joined the Company in February 1994 as Vice President, Operations.




     All other information required by item 11 of Form 10-K is incorporated by reference from the information under the caption "Executive Officers' Compensation" of the Registrants definitive Proxy Statement for the Annual Meeting of Shareholders.



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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following Consolidated Financial Statements of Mylex Corporation and the Report of Independent Public Accountants, as listed under (a) (1) below, are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1994.


(a) (1)   Financial Statements

                                                                     Page in
                                                                      Annual
                                                                      Report
                                                                      ------

Consolidated Statements of Operations - Years
ended December 31, 1994, 1993 and 1992                                   20

Consolidated Balance Sheets at December 31,
1994 and 1993                                                            19

Consolidated Statement of Cash Flow - Years
ended December 31, 1994, 1993 and 1992                                   22

Consolidated Statements of Shareholder' Equity -
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

    10.30        (c) Master Lease Agreement between the Company and Linc
                     Scientific Leasing, a division of Scientific Leasing Inc.

    10.40        (a) The Company's 401(k) plan; Target Investment Advisory
                     Agreement and Standardized Adoption Agreement.

    11.0         (a) The Company's statement regarding computation of per share earnings.

    13.1         (a) Annual Report to Shareholders for the fiscal year ended
                     December 31, 1994.

    24.1         (a) Consent of the Independent Auditors. (see schedule S-2.)

    28.1         (c) Trademark registration No. 1,310,862.

(b)    Reports on Form 8-K, none.

- ------------------------------------------------------------

(a)    Filed herewith

(b) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 0-13381 and incorporated herein by reference.

(c) Filed as an exhibit to the Registrant's Annual Report on Form 10-K, for the year ended December, 1992, Commission File No. 0-13381 and incorporated herein by reference.

(d) Filed as an exhibit to the Registration Statement on Form S-8 and Form 3, on July 24, 1989, No. 33-30104 and incorporated herein by reference.

(e) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1993, and incorporated herein by reference.

(f) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File 0-13381 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MYLEX CORPORATION


Date: May 18, 1995                 By: /s/   M. Yaqub Mirza
                                       -------------------------------
                                             M. Yaqub Mirza
                                             Attorney-in-Fact for the
                                             signatories below

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report of Form 10-K has been signed below by the following persons in the capacities and on May 18, 1995.



    Signature                                  Title
    ---------                                  -----

/s/ Ismael Dudhia                 Chairman of the Board of Directors
- ------------------------------
Mr. Ismael Dudhia

/s/ Richard Love                  Treasurer and Director
- ------------------------------
Mr. Richard Love

/s/ M. Yaqub Mirza                Secretary and Director
- ------------------------------
Dr. M. Yaqub Mirza

/s/ Inder Singh                   Director
- ------------------------------
Dr. Inder Singh

/s/ Stephen McKenzie              Director
- ------------------------------
Mr. Stephen McKenzie

/s/ Al Montross                   President and Chief Executive Officer
- ------------------------------    (Principal Executive Officer)
Mr. Al Montross

/s/ Colleen Meyers                Vice President Finance and Chief
- ------------------------------    Financial Officer
Ms. Colleen Meyers                (Principal Accounting Officer)