Form 10-Q
period 1995-06-30
MYLEX CORP
filed 1995-08-14
CIK 731619

                                       FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period ended JUNE 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________ to  ___________.

Commission file number 0-13381

                                    MYLEX CORPORATION
                  ______________________________________________________
                  (Exact name of registrant as specified in its charter)

            FLORIDA                                      59-2291597
 _______________________________                ______________________________
(State or other jurisdiction of                 (IRS Employer Identification No
incorporation or organization)


34551 Ardenwood Blvd., Fremont, California                   94555
___________________________________________                _________
 (Address of principal executive offices)                   ZIP Code

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

                          Yes    X     No
                              -------      -------

APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value                   14,825,519 shares
        ----------------------------                ---------------------------
                    Class                           Outstanding at June 30,1995

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                                   MYLEX CORPORATION
                                     BALANCE SHEET
                                       (IN $000'S)

                                            UNAUDITED
                                             JUNE 30          DEC 31
                                              1995             1994
                                           -----------       ----------
ASSETS

CURRENT ASSETS:
  CASH AND EQUIVALENTS                       $ 2,242          $ 3,866
  ACCOUNTS RECEIVABLE                         15,623           11,321
  ALLOWANCE FOR DOUBTFUL ACCOUNTS               (509)            (532)
                                             -------          -------
  ACCOUNTS RECEIVABLE, NET                    15,114           10,789

  INVENTORIES                                 18,868           10,237
  PREPAID EXPENSES & OTHER CURRENT ASSETS      1,114              775
                                             -------          -------
      TOTAL CURRENT ASSETS                   $37,338          $25,667
PROPERTY AND EQUIPMENT, NET                    1,499            1,579
OTHER ASSETS                                    112               112
                                             -------          -------
      TOTAL ASSETS                           $38,949          $27,358
                                             -------          -------
                                             -------          -------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                           $ 9,121          $ 3,187
  ACCRUED LIABILITIES                          3,006            3,151
  LINE OF CREDIT PAYABLE TO BANK               2,500            2,350
  CURRENT PORTION OF LONG-TERM
    CAPITAL LEASE OBLIGATIONS                    359              417
                                             -------          -------
      TOTAL CURRENT LIABILITIES              $14,986          $ 9,105

LONG-TERM CAPITAL LEASE OBLIGATIONS              343              493

STOCKHOLDERS' EQUITY

  COMMON STOCK                                   148              146
  ADDITIONAL PAID-IN CAPITAL                  14,627           13,526
  RETAINED EARNINGS (DEFICIT)                  8,845            4,088
                                             -------          -------
      TOTAL STOCKHOLDERS' EQUITY             $23,620          $17,760
                                             -------          -------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY               $38,949          $27,358
                                             -------          -------
                                             -------          -------


SEE NOTES TO FINANCIAL STATEMENTS

                                 MYLEX CORPORATION
                    STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                     UNAUDITED
                           (IN $000'S, EXCEPT SHARE DATA)


                                         JUNE 30        JUNE 30
                                          1995           1994
                                      -----------      ----------
NET SALES                                 $22,131         $14,133
COST OF SALES                              13,724           9,128
                                      -----------      ----------
    GROSS PROFIT                            8,407           5,005
OPERATING EXPENSES:
  SELLING AND MARKETING                     1,457             844
  RESEARCH AND DEVELOPMENT                  1,121             831
  GENERAL AND ADMINISTRATION                1,610           1,300
                                      -----------      ----------
      TOTAL OPERATING EXPENSES            $ 4,188         $ 2,975
                                      -----------      ----------
OPERATING PROFIT                            4,219           2,030

INTEREST INCOME                                11              31
INTEREST EXPENSE                              (27)           (134)
OTHER EXPENSE                                 (22)            (16)
                                      -----------      ----------
INCOME BEFORE TAXES                       $ 4,181         $ 1,911

INCOME TAX EXPENSE                          1,463             478
                                      -----------      ----------
      NET INCOME                          $ 2,718         $ 1,433
                                      -----------      ----------
                                      -----------      ----------

EARNINGS PER COMMON SHARE:

  PRIMARY                                    0.17            0.10
  FULLY DILUTED                              0.17            0.10

AVERAGE COMMON SHARE OUTSTANDING:

  PRIMARY                              15,688,000      13,984,200
  FULLY DILUTED                        15,841,000      14,547,500


SEE NOTES TO FINANCIAL STATEMENTS

                             MYLEX CORPORATION
                STATEMENTS OF OPERATIONS, SIX MONTHS ENDED
                                  UNAUDITED
                      (IN $000'S, EXCEPT SHARE DATA)

                                         JUNE 30        JUNE 30
                                           1995           1994
                                       -----------     -----------
NET SALES                                  $39,216         $27,775
COST OF SALES                               24,537          18,783
                                       -----------     -----------
    GROSS PROFIT                            14,679           8,992
OPERATING EXPENSES:
    SELLING AND MARKETING                    2,582           1,618
    RESEARCH AND DEVELOPMENT                 2,078           1,566
    GENERAL AND ADMINISTRATION               2,583           2,175
                                       -----------     -----------
        TOTAL OPERATING EXPENSES           $ 7,243         $ 5,359
                                       -----------     -----------
OPERATING PROFIT                             7,436           3,633

INTEREST INCOME                                 19              37
INTEREST EXPENSE                               (85)           (265)
OTHER EXPENSE                                  (51)            (42)
                                       -----------     -----------
INCOME BEFORE TAXES                        $ 7,319         $ 3,363

INCOME TAX EXPENSE                           2,562             841
                                       -----------     -----------
        NET INCOME                          $4,757         $ 2,522
                                       -----------     -----------
                                       -----------     -----------
EARNINGS PER COMMON SHARE:
        PRIMARY                               0.31            0.18
        FULLY DILUTED                         0.30            0.18

AVERAGE COMMON SHARE OUTSTANDING:

        PRIMARY                         15,577,600      13,975,000
        FULLY DILUTED                   15,783,200      14,591,400


SEE NOTES TO FINANCIAL STATEMENTS

                                    MYLEX CORPORATION
                         STATEMENT OF CASH FLOWS, SIX MONTHS ENDED
                                       UNAUDITED
                                      (IN $000'S)


                                                     JUNE 30           JUNE 30
                                                       1995              1994
                                                     -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                         $ 4,757           $ 2,522

  TAX BENEFIT RELATED TO DISQUALIFYING
    DISPOSITIONS OF STOCK OPTIONS                        375               437
  DEPRECIATION AND AMORTIZATION                          475               557
  INTEREST EXPENSE ON CONVERTIBLE DEBENTURES            --
    CONVERTED TO COMMON STOCK                           --                  29
  CHANGES IN OPERATING ASSETS & LIABILITIES
    ACCOUNTS RECEIVABLE, NET                          (4,325)           (3,840)
    INVENTORIES                                       (8,631)           (1,154)
    PREPAID EXPENSES AND
      OTHER CURRENT ASSETS                              (339)               38
    ACCOUNTS PAYABLE                                    5,934             2,020
    ACCRUED LIABILITIES                                 (145)            1,683
                                                     -------            -------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES      (1,899)            2,292

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                  (395)             (437)
                                                     -------            -------
NET CASH USED BY INVESTING ACTIVITIES                   (395)             (437)

CASH FLOWS FROM FINANCING ACTIVITIES:
  (REPAYMENTS) BORROWINGS AGAINST LINE OF CREDIT, NET    150              (241)
  REPAYMENT OF CAPITAL LEASE OBLIGATIONS                (208)             (188)
  REPAYMENT OF NOTE RECEIVABLE  FROM SHAREHOLDER         --                194
  EXERCISE OF STOCK OPTIONS                              728               218
                                                     -------            -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         670               (17)
                                                     -------            -------

NET INCREASE (DECREASE) IN CASH                       (1,624)            1,838

CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD    $ 3,866            $ 3,253
                                                     -------            -------
                                                     -------            -------
CASH AND CASH EQUIVALENTS: AT END OF PERIOD          $ 2,242            $ 5,091
                                                     -------            -------
                                                     -------            -------
NONCASH FINANCING AND INVESTING ACTIVITIES:
  CONVERSION OF SUBORDINATED DEBENTURES              $  --              $   454
CASH PAID DURING THE PERIOD:
  CASH PAID FOR INTEREST                             $    83            $   146
  CASH PAID FOR INCOME TAXES                         $ 2,588            $     1

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

  Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements contained within the Company's Form 10-K for the year ended December 31, 1994. The results of operations for the three months and the six months ended June 30, 1995, are not necessarily indicative of the operating results for the full year.

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

NOTE B.  INVENTORIES (in $000's)


                              June 30,          December 31,
                               1995                  1994
                             ----------         ------------
Raw materials                  11,052               6,924
Work-in-process                 5,748               2,263
Finished goods                  2,068               1,050
                               ------              ------
Total Inventories              18,868              10,237

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

  The former Chief Executive Officer of the Company, Dr. M. A. Chowdry, filed a complaint against the Company and its outside directors on October 13, 1994, seeking $5 million in damages and claiming breach of an employment agreement that he entered into with the Company approximately three months prior to his termination as the Company's Chief Executive Officer. Dr. Chowdry voluntarily filed an amendment to his complaint on February 23, 1995.
 On March 17, 1995 the Company and the individual defendants filed a response (demurrer) to the amended complaint. A hearing on the demurrer filed by the Company and the individual defendants was held on April 27, 1995. The court granted the demurrer on June 26, 1995. On July 10, 1995, Dr. Chowdry filed another amendment to his complaint with the Company including a claim for punitive damages. The Company believes it has meritorious defenses and will vigorously defend this lawsuit.

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

  Mylex Corporation is a technology-based company engaged in the design, development, production and marketing of high performance disk array controllers, network interface cards, personal computer system boards and SCSI host adaptors, as well as supporting proprietary software and firmware. The products currently being produced by the Company provide enhanced performance for a wide range of personal computers, workstations and servers. All of the Company's products are sold in the high-technology electronic products segment. The Company's customers are original equipment manufacturers
(OEMs), system integrators, value-added resellers (VARs), and computer distributors and dealers.

  As of August 1, 1995, the Company had approximately 155 employees. The employees are not represented at the Company by any labor union nor employed by the Company under any collective bargaining agreement.


LIQUIDITY AND CAPITAL RESOURCES

  During the first six months of 1995 the Company financed its operations primarily from existing cash balances and cash generated from the exercise of stock options by the Company's employees.

  As of June 30, 1995, the Company's working capital had increased to $22.4 million from $16.6 million at December 31, 1994. This increase in working capital was due primarily to a $4.3 million growth in accounts receivable and a $8.6 million rise in inventories. This was offset by a decrease in cash of $1.6 million and an increase in accounts payable of $5.9 million for a net increase in working capital of $5.8 million. Accounts receivable increased over the year end 1994 balance due to a high percentage of the quarter's sales occurring in June. Additionally, inventory growth was due primarily to a decision on the part of the Company to increase DRAM's minimum stocking level to approximately a two month supply.

  Cash balances decreased by $1.6 million from $3.9 million at December 31, 1994, to $2.2 million at June 30, 1995. This decline was due primarily to the growth in inventory which was partially related to the increased DRAM stocking levels explained above and increased stocking levels of certain capacitors that are also in short supply.

  Accounts payable increased to $9.1 million at June 30, 1995, compared to $3.2 million at December 31, 1994, an increase of $5.9 million or 184%. This increase was due to the high percentage of inventory purchases made during the final month of the quarter.

  Net accounts receivable increased to $15.1 million at June 30, 1995, compared to $10.8 million at December 31, 1994, an increase of $4.3 million or 40%. This increase was attributable to a large percentage of the quarter's sales occurring in June. The Company expects to collect amounts due related to these receivables during the third quarter.

  Effective May 15, 1995, the Company renegotiated its revolving line of credit with Imperial Bank (the "Bank"). The line of credit expires May 15, 1996, and bears an interest rate of the Bank's prime rate. Borrowing are subject to an overall limit of $8 million. Under its previous line of credit agreement with the Bank, borrowings were limited to $6 million and were limited to 80% of the eligible accounts receivable. Under the agreement, the Company must maintain average profitability of $500,000 after tax for each successive two quarters period, must meet a working capital financial ratio and must have no borrowings under the line during any consecutive 30-day period.

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

RESULTS OF OPERATIONS

  SALES AND GROSS PROFITS. The Company's net sales for the three months ended June 30, 1995, totaled $22.1 million, compared to $14.1 million for the corresponding period of fiscal year 1994, an increase of approximately 57%. For the six months ended June 30, 1995, net sales increased 41% to $39.2 million compared to $27.8 million during the corresponding period of 1994. Sales in the second quarter and first six months of 1995, as compared to the same period of 1994, increased primarily due to a 90% and 63% increase, respectively, in shipments of the Company's disk array controller products, which more than offset the decline in sales of the Company's boards and other peripheral products. The year to date 1995 sales mix is of a comparable composition as the second quarter's sales and reflects a shift in product mix to the Company's disk array controller products from the first six months of 1994. When comparing the six months sales of 1995 with the same period of 1994, the resulting changes were of a similar nature. Sales have not been significantly impacted by inflation over the last three fiscal years.

  Gross profit for the three months ended June 30, 1995, was $8.4 million or 38% of net sales, compared to $5.0 million or 35% of net sales for the same period in 1994. Gross profit for the six months ended June 30, 1995, was $14.7 million or 37% of net sales, compared to $9.0 million or 32% of net sales for the six months ended June 30, 1994. The increase in gross margins was attributable to increased sales of the Company's higher margin disk array controller products during the three and six month periods ended June 30, 1995, which more than offset the declining margins of the Company's system boards. The Company expects price competition for its system board products to continue and expects to encounter price competition for its disk array controller products which will create pressure on the Company's gross margin. However, although no assurances can be given, the Company is taking steps to introduce feature and performance improved disk array products and to further reduce production and material costs in its effort to offer competitive prices for its products without significantly affecting its gross margin.

  Maintenance of current gross margins or improvement of future gross margins are dependent upon continued manufacturing cost reductions and the successful development and market acceptance of the Company's future disk array controller products. There can be no assurance that the Company will be able to develop and introduce such products in a timely manner or that such products will gain or sustain market acceptance. The Company anticipates increased competition in the market for its disk array products during the balance of 1995 and thereafter. The impact of such competition on the Company's sales and gross profits is uncertain. The Company anticipates that additional competition could result in a decline in the selling prices for these products that would impact both gross margins and operating results. Sales of disk array products accounted for 96% of net sales during the quarter ended June 30, 1995, as compared to 79% of net sales during the corresponding period in 1994. Sales of the Company's system board products in the second quarter of 1995 were 2% of total sales. This compares with sales of $2.2 million or 16% of total sales in the first quarter of 1994.

  The Company's largest customer during the second quarter of 1995 was IBM, which accounted for $8.5 million or 38% of the Company's sales during that period. The Company second largest customer during the three months ending June 30, 1995 was Hewlett Packard (HP). Sales to HP were $2.9 million or 13% of the total sales. IBM was the Company's largest customer for the six months ended June 30, 1995, with sales of $12.3 million or 31% of net sales. While there are OEM agreements in place that define the terms of the sales and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

  The Company's backlog as of June 30, 1995 totaled $12.3 million. This ending backlog represents a $4.0 million increase from the corresponding period of 1994. The Company attributes the increase in the backlog to the wide acceptance of its PCI bus based products. Due to industry practice with respect to customer changes in delivery schedules and cancellation of orders, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. 92% of all orders outstanding at June 30, 1995, which were not subsequently changed or canceled, would have been scheduled for delivery within the three months ended June 30, 1995.

  As a result of the Company's release of new RAID (Redundant Array of Independent Disk) products in the latter part of 1994 and the first quarter of

1995, the Company's customer base responded by incorporating these products into their product configurations. The Company believes its future profitability is dependent to a large extent upon the continued market acceptance of its PCI and SCSI-to-SCSI disk array product families as well as market acceptance of its feature and performance improved disk array products. However, there can be no assurance that new products will be successfully developed or, if developed, that such products or the Company's current products will achieve and sustain market acceptance.

  The Mylex disk array controller products are designed for integration into the client server, networked PC, and scientific workstation environments. Because of the Company's transition to primarily disk array controller products, marketing these products entailed development of new distribution channels and marketing methods. The Company continued to market its disk array products to many OEM's during the six months ending June 30, 1995. Sales to major OEM's accounted for 72% of the Company's total revenue for the first six months of 1995. Additionally, the Company was able to market these products to leading distributors, system integrators and value added resellers during the period through its alternate channel sales division.

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

  The Company depends heavily on its suppliers to provide materials on timely basis, at a reasonable price, and with suitable credit terms. Although many of the components for the Company's products are available from numerous sources at competitive prices, some of the most critically needed components are sole-sourced. At the current time, the Company is dealing with world wide shortages of DRAM simm memory modules and surface mount capacitors. DRAM simm modules are in heavy demand throughout the personal computer industry and surface mount capacitor supplies are in high demand for use in the manufacturing of cellular phones. The Company is attempting to develop different design strategies to cope with these shortages. In the event that essential components, alternative designs or additional manufacturing capacity cannot be obtained as required, the Company could be unable to meet demand for its products, thus adversely affecting results from operations.
In addition, scarcity of such components could result in cost increases, which could adversely affect the Company's gross margins.

SALES AND MARKETING EXPENSES

  Sales and marketing expenses for the three and six months ended June 30, 1995, totaled $1.5 million and $2.6 million, an increase of $614 thousand and $964 thousand, respectively. Sales and marketing expenses represented 6.6% of net sales for the three and six months ended June 30, 1995, compared to 6.0% and 5.8%, respectively, for the three and six months ended June 30, 1994. Increases in sales and marketing expenditures resulted from increased staffing levels and commission expenses as well as increased advertising, promotional and travel expenses. The Company expects that sales and marketing expenses will increase during the balance of 1995 as its infrastructure is expanded to support growing market opportunities through both domestic and international channels.

RESEARCH AND DEVELOPMENT EXPENSES

  Research and development expenses for the three and six months ended June 30, 1995, totaled $1.1 million and $2.1 million or 5.1% and 5.3% of net sales respectively. Comparing research and development expenses to the same periods for 1994, there was an increase of $290 thousand for the second quarter and an increase of $512 thousand for the six months ended June 30, 1995. Research and development expenses increased during the three and six months ending June 30, 1995 due to increased staffing expense resulting from higher salaries and increased staffing levels. The Company expects to increase its investment in research and development activities during the balance of 1995 in an effort to achieve market acceptance of future products and to continue its strategy of maintaining technology leadership in the RAID market.

GENERAL AND ADMINISTRATIVE

  General and administrative expenses for the three and six months ended
June 30, 1995, totaled $1.6 million and $2.6 million, respectively. These expenses are 7.3% and 6.6% of net sales for the three and six months ended
June 30, 1995 as compared to 9.2% and 7.8% for the same periods of 1994. General and administrative expenses increased during the quarter and six months due to higher compensation and benefit expenses as a result of increased staffing levels and bonus expenses. Legal expenses also increased over those incurred during the same periods of 1994. The Company anticipates that general and administrative expenses will continue to increase during the balance of 1995. These expenses may vary as a percentage of net sales in future periods as expenses related to litigation matters may fluctuate.

INCOME TAXES

  The Company's effective tax rate during the six months ended June 30, 1995, was 35% as compared to 25% in the corresponding period of the prior year.
The 1995 tax rate reflects the reduction of available tax benefits.

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

  On September 3, 1993, while arbitration was still pending, AMI also filed suit against the Company in the United States District Court in Atlanta, Georgia, alleging claims similar to those presented in the arbitration. The complaint alleged claims for breach of contract, fraud, breach of fiduciary duty, tortious interference with contractual rights and prospective business relations, and unfair competition. The relief sought included injunctive relief, accounting damages in an unspecified amount, exemplary damages and attorneys' fees and costs. On October 29, 1993, the Company filed an answer and counterclaim denying the allegations of the complaint, setting forth various affirmative defenses, and presenting counterclaims for breach of contract, unjust enrichment and unfair competition. On April 1, 1994, both AMI and the Company filed amended pleadings in the arbitration to include all claims and counterclaims previously asserted in the federal court action. Pursuant to a stipulation of the parties, the federal court lawsuit was dismissed without prejudice in February 1995. Preliminary conferences with the arbitrators were held on March 19, 1993, on November 2, 1993, on July 29, 1994 and on November 22, 1994. The matter is in the discovery stage. The evidentiary hearings are scheduled for a two-week period beginning October 30, 1995.

  While the Company believes it has numerous defenses to AMI's claims and intends to continue to vigorously defend the arbitration, there can be no assurance that the Company will ultimately prevail. An unfavorable outcome could have a material adverse effect on the Company's business and results of operations.

  The former Chief Executive Officer of the Company, Dr. M. A. Chowdry, filed a complaint against the Company and its outside directors, on October 13, 1994 seeking $5 million in damages, and claiming breach of an employment agreement that he entered into with the Company approximately three months prior to his termination as the Company's Chief Executive Officer. Dr. Chowdry voluntarily filed an amendment to his complaint on February 23, 1995.
 On March 17, 1995 the Company and the individual defendants filed a response (demurrer) to the amended complaint. A hearing on the demurrer filed by the Company and the individual defendants was held on April 27, 1995. The court granted the demurrer on June 26, 1995. On July 10, 1995, Dr. Chowdry filed another amendment to his complaint with the Company. The Company believes it has meritorious defenses and will vigorously defend this lawsuit.

  In addition to matters discussed herein, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The 1995 annual meeting of the shareholders was held on April 24, 1995. The results of the shareholder vote are listed below.

Election of Directors:

Mr. Ismael Dudhia                  vote for          11,557,278
                                   vote withheld        135,410

Dr. M. Yaqub Mirza                 vote for          11,557,578
                                   vote withheld        135,110

Dr. Inder M. Singh                 vote for          11,557,578
                                   vote withheld        135,110

Mr. Richard Love                   vote for          11,557,813
                                   vote withheld        134,875

Mr. Al Montross                    vote for          11,556,778
                                   vote withheld        135,910

Mr. Stephen McKenzie               vote for          11,552,313
                                   vote withheld        140,375

Proposal to amend the 1993 Stock Option Plan - votes for were 9,441,125, votes against were 2,022,578 and votes abstaining were 84,985. Shares not voted were 144,000.

Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending December 31, 1995 - votes for were 11,614,163, votes against were 17,000 and votes abstaining were 61,525.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 14th day of August 1995.

                                             MYLEX CORPORATION


                                             By  \s\  Colleen Gray
                                                 -----------------
                                                 Colleen Gray
                                                 Vice President of Finance and
                                                 Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q


                                                        Sequentially
Exhibit No.           Description                       Numbered Page
-----------           -----------                       -------------
  11.1                Statement re Computation
                      of Per Share Earnings                  18-20

  10.21               Documents related to the
                      Company's revolving line of
                      credit with Imperial Bank;
                      Security and Loan Agreement
                      date May 15, 1995                      21-25