Form 10-Q
period 1995-09-30
MYLEX CORP
filed 1995-11-14
CIK 731619

                                FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period ended SEPTEMBER 30, 1995 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                 to               .
                               --------------     --------------

Commission file number 0-13381
                              MYLEX CORPORATION
      -------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           FLORIDA                                    59-2291597
------------------------------             --------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.
incorporation or organization)


34551 Ardenwood Blvd., Fremont, California                94555
-------------------------------------------             ---------
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

Yes     X     No
   ----------    ----------

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.01 par value              16,867,035 shares
         -----------------------------             ------------------
                    Class                   Outstanding at September 30,1995

PART I. FINANCIAL INFORMATION
       ITEM 1. FINANCIAL STATEMENTS



                              MYLEX CORPORATION
                                 BALANCE SHEET
                                  (IN $000'S)


                                              (UNAUDITED)
                                                SEPT 30              DEC 31
ASSETS                                            1995                1994
                                              -----------          ---------
CURRENT ASSETS:
   CASH AND EQUIVALENTS                         $32,647              $3,866

   ACCOUNT RECEIVABLE                            18,705              11,321
   ALLOWANCE FOR DOUBTFUL ACCOUNTS                 (510)               (532)
                                              ---------           ---------
   ACCOUNTS RECEIVABLE, NET                      18,195              10,789

   INVENTORIES                                   19,142              10,237
   PREPAID EXPENSES & OTHER CURRENT ASSETS        1,697                 775
                                              ---------           ---------
          TOTAL CURRENT ASSETS                  $71,681             $25,667
PROPERTY AND EQUIPMENT, NET                       1,635               1,579
OTHER ASSETS                                        112                 112
                                              ---------           ---------

          TOTAL ASSETS                          $73,428             $27,358
                                              ---------           ---------
                                              ---------           ---------

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                              $8,009              $3,187
   ACCRUED LIABILITIES                            4,856               3,151
   LINE OF CREDIT PAYABLE TO BANK                     0               2,350
   CURRENT PORTION OF LONG-TERM
       CAPITAL LEASE OBLIGATIONS                    326                 417
                                              ---------           ---------
          TOTAL CURRENT LIABILITIES             $13,191              $9,105

LONG-TERM CAPITAL LEASE OBLIGATIONS                 269                 493

STOCKHOLDERS' EQUITY
   COMMON STOCK                                     169                 146
   ADDITIONAL PAID-IN CAPITAL                    47,746              13,526
   RETAINED EARNINGS (DEFICIT)                   12,053               4,088
                                              ---------           ---------
       TOTAL STOCKHOLDERS' EQUITY               $59,968             $17,760
                                              ---------           ---------
          TOTAL LIABILITIES AND
             STOCKHOLDERS' EQUITY               $73,428             $27,358
                                              ---------           ---------
                                              ---------           ---------


SEE NOTES TO FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
                     STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                      UNAUDITED
                             (IN $000'S, EXCEPT SHARE DATA)


                                           SEPT 30                   SEP 30
                                            1995                      1994
                                          ---------                 --------
NET SALES                                   $28,176                  $16,119
COST OF SALES                                17,631                   10,378
                                          ---------                  -------
        GROSS PROFIT                         10,545                    5,741
OPERATING EXPENSES:
        SELLING AND MARKETING                 1,295                      946
        RESEARCH AND DEVELOPMENT              1,189                      814
        GENERAL AND ADMINISTRATION            2,654                    1,014
                                          ---------                  -------
            TOTAL OPERATING EXPENSES         $5,138                   $2,774
                                          ---------                  -------

OPERATING PROFIT                              5,407                    2,967

INTEREST INCOME                                  26                       11
INTEREST EXPENSE                                (72)                    (110)
OTHER EXPENSE                                   (36)                     (20)
                                          ---------                  -------

INCOME BEFORE TAXES                          $5,325                   $2,848

INCOME TAX EXPENSE (BENEFIT)                  2,117                      712
                                          ---------                  -------
            NET INCOME                       $3,208                   $2,136
                                          ---------                  -------
                                          ---------                  -------

EARNINGS PER COMMON SHARE:

        PRIMARY                               $0.20                    $0.14
        FULLY DILUTED                         $0.20                    $0.14

AVERAGE COMMON SHARE OUTSTANDING:

        PRIMARY                          16,220,400               14,819,800
        FULLY DILUTED                    16,267,000               15,718,000



SEE NOTES TO FINANCIAL STATEMENTS

                                MYLEX CORPORATION
                    STATEMENTS OF OPERATIONS, NINE MONTHS ENDED
                                   UNAUDITED
                           (IN $000'S, EXCEPT SHARE DATA)



                                              SEPT 30             SEP 30
                                                1995               1994
                                           ----------          ----------
NET SALES                                     $67,392            $43,894
COST OF SALES                                  42,168             29,161
                                            ---------           --------
        GROSS PROFIT                           25,224             14,733
OPERATING EXPENSES:
        SELLING AND MARKETING                   3,877              2,564
        RESEARCH AND DEVELOPMENT                3,267              2,379
        GENERAL AND ADMINISTRATION              5,237              3,190
                                            ---------           --------
              TOTAL OPERATING EXPENSES        $12,381             $8,133
                                            ---------           --------

OPERATING PROFIT                               12,843              6,600

INTEREST INCOME                                    45                 48
INTEREST EXPENSE                                 (156)              (375)
OTHER EXPENSE                                     (88)               (62)
                                            ---------           --------
INCOME BEFORE TAXES                           $12,644             $6,211

INCOME TAX EXPENSE (BENEFIT)                    4,678              1,553
                                            ---------           --------
              NET INCOME                       $7,966             $4,658
                                            ---------           --------
                                            ---------           --------
EARNINGS PER COMMON SHARE:

        PRIMARY                                 $0.50              $0.33
        FULLY DILUTED                           $0.50              $0.31

AVERAGE COMMON SHARE OUTSTANDING:

        PRIMARY                            15,807,900         14,204,600
        FULLY DILUTED                      16,052,600         15,351,300



SEE NOTES TO FINANCIAL STATEMENTS

                               MYLEX CORPORATION
                   STATEMENT OF CASH FLOWS, NINE MONTHS ENDED
                                   UNAUDITED
                                  (IN $000'S)

                                                       SEP 30       SEP 30
                                                        1995         1994
                                                     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                           $7,966      $4,658

   TAX BENEFIT RELATED TO DISQUALIFYING
           DISPOSITION OF STOCK OPTIONS                    588         807
   DEPRECIATION AND AMORTIZATION                           769         870
   INTEREST EXPENSE ON CONVERTIBLE DEBENTURES
           CONVERTED TO COMMON STOCK                        --          28
   CHANGES IN OPERATING ASSETS & LIABILITIES:
           ACCOUNTS RECEIVABLE, NET                     (7,407)     (6,054)
           INVENTORIES                                  (8,905)     (5,824)
           PREPAID EXPENSES AND
                   OTHER CURRENT ASSETS                   (921)       (266)
           ACCOUNTS PAYABLE                              4,822       3,098
           ACCRUED LIABILITIES                           1,705       2,451
                                                      --------     -------

NET CASH USED BY OPERATING ACTIVITIES                   (1,383)       (232)

CASH FLOWS FROM INVESTING ACTIVITIES:
        CAPITAL EXPENDITURES                              (825)       (647)
                                                      --------     -------
NET CASH USED BY INVESTING ACTIVITIES                     (825)       (647)
CASH FLOWS FROM FINACING ACTIVITIES:
   (REPAYMENTS) AGAINST LINE OF CREDIT                  (2,350)       (900)
   REPAYMENT OF CAPITAL LEASE OBLIGATIONS                 (315)       (285)
   REPAYMENT OF NOTE RECEIVABLE  FROM SHAREHOLDER           --         194
   PROCEEDS FROM SECONDARY PUBLIC OFFERING              32,759          --
   EXERCISE OF STOCK OPTIONS                               895         455
                                                      --------     -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        30,989        (536)
                                                      --------     -------

NET INCREASE (DECREASE) IN CASH                         28,781      (1,415)


CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD       $3,866      $3,253
                                                      --------     -------
                                                      --------     -------

CASH AND CASH EQUIVALENTS: AT END OF PERIOD            $32,647      $1,838
                                                      --------     -------
                                                      --------     -------

NONCASH FINANCING AND INVESTING ACTIVITIES:
   CONVERSION OF SUBORDINATED DEBENTURES               $  -           $454
CASH PAID DURING THE PERIOD:
   CASH PAID FOR INTEREST                                 $155        $196
   CASH PAID FOR INCOME TAXES                           $4,648        $151



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

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements contained within the Company's Form 10-K for the year ended December 31, 1994. The results of operations for the three months and the nine months ended September 30, 1995, are not necessarily indicative of the operating results for the full year.

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

NOTE B.   INVENTORIES (IN $000'S)

                                      Sep. 30,          Dec. 31,
                                        1995              1994
                                     ---------         ----------
        Raw materials                  12,071            6,924
        Work-in-process                 5,208            2,263
        Finished goods                  1,863            1,050
                                     --------          -------

        Total Inventories              19,142           10,237
                                     --------          -------
                                     --------          -------

NOTE C.   ACCOUNTS RECEIVABLE

     Northgate Computer Systems, Inc. ("Northgate") declared bankruptcy in the fourth quarter of 1994. The Company has to date, received net proceeds of $113,167 through the liquidation of Northgate's inventory and continues its efforts, as an unsecured creditor through the Northgate creditor committee, to collect on the outstanding accounts receivable due from Northgate.

NOTE D.   CONTINGENCIES

     On October 23, 1995 the Company entered into an agreement to settle all disputes, that were scheduled to be arbitrated in November, 1995 between the Company and America Megatrends Inc. ("AMI"). The disputes between the companies revolved around 1987 licensing and distribution agreements concerning 386 mother board technology that no longer are being utilized by the Company. The disputes were settled for an amount that approximates what the Company reserved for this dispute as of September 30, 1995, and as a result, the settlement will not have a material adverse effect on the Company's results of operations in the fourth quarter of 1995.

     The former Chief Executive Officer of the Company, Dr. M. A. Chowdry, filed a complaint against the Company and its outside directors on October
13, 1994, claiming breach of an employment agreement, seeking over $6 million in damages (which would vary based on the price of the Company's Common
Stock) and unspecified punitive damages. Dr. Chowdry voluntarily filed an amendment to his complaint on February 23, 1995. On March 17, 1995 the Company and the individual defendants filed a response (demurrer) to the amended complaint. The court granted the demurrer on June 26, 1995. On July 10, 1995, Dr. Chowdry filed a second amended complaint. The Company filed a demurrer to the second amended complaint on August 18, 1995, but the court has not yet ruled on this demurrer. The Company believes it has meritorious defenses and will vigorously defend this lawsuit.

NOTE E.   SECONDARY OFFERING

     The Company completed a secondary public offering of 2,000,000 shares of its common stock during the third quarter of 1995. The transaction closed on September 26, 1995, and resulted in net proceeds to the Company of $32.8 million. The underwriters had 30 days from the closing date to exercise an over-allotment option for an additional 300,000 shares. The over-allotment option was not exercised and expired on October 26, 1995.

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

     As of October 31, 1995, the Company had approximately 156 employees. The employees are not represented at the Company by any labor union nor employed by the Company under any collective bargaining agreement.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1995 the Company financed its operations primarily from its cash balances as of December 31, 1994, cash flow from operations and cash generated from the exercise of stock options by the Company's employees. The Company completed a secondary offering of 2 million shares of its common stock and received $32.8 million in net proceeds on September 26, 1995.

     As of September 30, 1995, the Company's working capital had increased to $58.5 million from $16.6 million at December 31, 1994. This increase in working capital was due primarily to the $32.8 million in net proceeds from the issuance of stock pursuant to the secondary offering and $7.4 million growth in accounts receivable, an $8.9 million rise in inventories and a $2.4 million decrease in borrowing against the line of credit. This was offset by an increase in accounts payable of $4.8 million and an increase in accrued liabilities of $1.7 million for a net increase in working capital of $41.9 million. Accounts receivable increased over the year end 1994 balance due to a high percentage of the quarter's sales occurring in September and to overall higher sales volumes. Additionally, inventory growth was due, in part, to increase stocking levels to support new products and to meet the shorter lead time expectations in the Company's alternate channel sales.

     Cash balances are $32.6 million at end of September, 1995 up from $3.9 million at December 31, 1994. This increase was due primarily to the infusion of $32.8 million from the issuance of 2 million additional shares of common stock in a secondary public offering at the end of September. At the same time, $2.4 million in borrowings against the line of credit at year end, 1994 were paid off. These changes resulted in a increase of $28.8 million to the cash balances.

     Net accounts receivable increased to $18.2 million at September 30, 1995, compared to $10.8 million at December 31, 1994, an increase of $7.4 million or 69%. This increase was attributable to a large percentage of the quarter's sales occurring in September and to overall higher sales volumes. The Company expects to collect amounts due related to these receivables during the fourth quarter.

     Accounts payable increased to $8.0 million at September 30, 1995, compared to $3.2 million at December 31, 1994, an increase of $4.8 million or 150%. This increase was due to the high levels of purchases required to support the third quarters sales volume which was up 151% over fourth quarter of 1994.

     Effective May 15, 1995, the Company renegotiated its revolving line of credit with Imperial Bank (the "Bank"). The line of credit expires May 15, 1996, and bears an interest rate at the Bank's prime rate. Borrowing are subject to an overall limit of $8 million. Under the agreement, the Company must maintain average profitability of $500,000 after tax over each successive two quarter period, must meet a working capital financial ratio and must have no borrowings under the line during any consecutive 30-day period. To date the company is in compliance with it requirements.


     The Company presently expects to finance near-term and long-term operations and capital requirements through cash provided by existing cash balances, cash flow from operations, and borrowings under the revolving bank line of credit. However, there can be no assurance that the Company will not require additional outside financing to meet its long term cash needs, or, if required, that such financing will be available on terms favorable to the Company.

RESULTS OF OPERATIONS

     SALES AND GROSS PROFITS. The Company's net sales for the three months ended September 30, 1995, totaled $28.2 million, compared to $16.1 million for the corresponding period of fiscal year 1994, an increase of approximately 75%. For the nine months ended September 30, 1995, net sales increased 54% to $67.4 million compared to $43.9 million during the corresponding period of 1994. Sales in the third quarter and first nine months of

1995, as compared to the same period of 1994, increased primarily due to a 112% and 81% increase, respectively, in shipments of the Company's disk array board controller products, which more than offset the decline in sales of the Company's system boards and other peripheral products during the second quarter of 1995. The third quarter and the year to date 1995 sales reflect a high concentration of the Company's disk array controllers. The third quarter's mix is of a comparable composition to the second quarter's sales mix and when compared to the same period in 1994, reflects a shift in product mix of 79% to 96% for the Company's disk array controller products. Sales of the Company's system board products in the third quarter of 1995 were 3% of total sales. This compares with sales of $2.6 million or 18% of total sales in the third quarter of 1994. Sales have not been significantly impacted by inflation over the last three fiscal years.

     Gross profit for the three months ended September 30, 1995, was $10.5 million or 37% of net sales, compared to $5.7 million or 36% of net sales for the same period in 1994. Gross profit for the nine months ended September
30, 1995, was $25.2 million or 37% of net sales, compared to $14.7 million or 34% of net sales for the nine months ended September 30, 1994. The increase in gross margins was attributable to increased sales of the Company's higher margin disk array controller products during the three and nine month periods ended September 30, 1995, which more than offset the declining margins of the Company's system boards. The Company expects price competition for its system board products to continue and expects to encounter price competition for its disk array controller products which will create pressure on the Company's gross margin. However, although no assurances can be given that its efforts will be successful, the Company is taking steps to introduce feature and performance improved disk array products and to further reduce production and material costs in its effort to offer competitive prices for its products without significantly affecting its gross margin.

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

     The Company's largest customer during the third quarter of 1995 was IBM, which accounted for $10.6 million or 37% of the Company's sales during that period. The Company's second and third largest customers during the three months ending September 30, 1995 were Hewlett Packard (HP) and Digital Equipment Corporation (DEC). Sales to HP were $4.3 million or 15% of the total sales and sales to DEC were $3.8 million or 14% of the total sales. IBM was the Company's largest customer for the nine months ended September 30, 1995, with sales of $22.7 million or 34% of net sales. DEC and HP were the next two largest customers for the nine months in 1995. Their sales were $9.8 million and $7.9 million respectively which equated to 15% and 12% respectively of net sales. While there are OEM agreements in place that define the terms of the sales and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

     The Company's backlog as of September 30, 1995 totaled $23.8 million. This ending backlog represents a $16.4 million increase from the corresponding period of 1994. The Company attributes the increase in the backlog to the wide acceptance of its PCI bus based products. Due to industry practice with respect to customer changes in delivery schedules and cancellation of orders, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Approximately 89% of all orders outstanding at September 30, 1995, which were not subsequently changed or canceled would have been scheduled for delivery within the three months ended December 31, 1995.

     As a result of the Company's release of new RAID (Redundant Array of Independent Disk) products in the latter part of 1994 and the first quarter of 1995, the Company's customer base was expanded as additional OEMs designed these products into their servers and/or storage subsystems. The Company believes its future profitability is dependent to a large extent upon the continued market acceptance of its PCI and SCSI-to-SCSI disk array product families as well as market acceptance of its feature and performance improved disk array products. However, there can be no assurance that new products will be successfully developed or, if developed, that such products or the Company's current products will achieve and sustain market acceptance.

     The Mylex disk array controller products are designed for integration into the client server, networked PC, and scientific workstation environments. Because of the Company's transition to primarily disk array controller products, marketing these products entailed development of new distribution channels and marketing methods. The Company continued to market its disk array products to several OEM's during the nine months ending September 30, 1995. Sales to major OEM's accounted for 78% of the Company's total revenue for the first nine months of 1995. Additionally, the Company was able to market these products to leading distributors, system integrators and value added resellers during the period through its alternate channel sales division.

     This course of seeking additional new markets is motivated by the Company's commitment to technological innovation and by the Company's desire to diversify its product line. The Company expects that sales of its newly introduced PCI disk array controller products will generate a significant portion of the Company's revenue during 1995 and 1996. The continued sales growth in the PCI products for 1995 will more than offset the reduction in the Company's sales of its EISA and microchannel based disk array controller and system board products. However, a decrease in the sales of its PCI products would have a material adverse effect on the Company's results of operations.

     The Company's ability to compete successfully in either the personal computer market or the market for its more sophisticated products depends upon its ability to develop products which obtain market acceptance, which can be sold at competitive prices while maintaining adequate gross margin levels and which are proven to be reliable. Although the Company believes that certain of its products have competitive advantages, there can be no assurance that the Company will be able to compete successfully in the future or that other companies may not develop products with greater performance or at more favorable prices and thus reduce the demand for the Company's products.

     The Company depends heavily on its suppliers to provide materials on timely basis, at a reasonable price, and with suitable credit terms.
Although many of the components for the Company's products are available from numerous sources at competitive prices, some of the most critically needed components are sole-sourced. At the current time, the Company is managing its inventories to plan for increased usage of DRAM and surface mount capacitors while the world-wide demand for these components has increased dramatically. DRAM simm modules are in heavy demand throughout the personal computer industry and surface mount capacitor supplies are in high demand for use in the manufacturing of cellular phones. The Company is attempting to develop different design strategies to cope with these potential shortages now and in the future. In the event that essential components, alternative designs or additional manufacturing capacity cannot be obtained as required, the Company could be unable to meet demand for its products, thus adversely affecting results from operations. In addition, scarcity of such components could result in cost increases, which could adversely affect the Company's gross margins.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three and nine months ended September 30, 1995, totaled $1.3 million and $3.9 million, an increase of $349 thousand and $1.3 million, respectively over the same periods in 1994. Sales and marketing expenses represented 4.6% of net sales for the three months and

5.8% of net sales for the nine months ended September 30, 1995, compared to 5.9% and 5.8%, respectively, for the three and nine months ended September 30, 1994. Increases in sales and marketing expenditures resulted from increased staffing levels and commission expenses, as well as increased advertising, promotional and travel expenses. The Company expects that sales and marketing expenses will increase during the balance of 1995 as its infrastructure is expanded to support growing market opportunities through both domestic and international channels.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three and nine months ended September 30, 1995, totaled $1.2 million and $3.3 million or 4.2% and 4.8% of net sales, respectively. Comparing research and development expenses to the same periods for 1994, there was an increase of $375 thousand for the third quarter and an increase of $887 thousand for the nine months ended September 30, 1995. Research and development expenses increased during the three and nine months ending September 30, 1995 due to increased staffing expense resulting from higher salaries and increased staffing levels. The Company expects to increase its investment in research and development activities during the balance of 1995 in an effort to achieve market acceptance of future products and to continue its strategy of maintaining technology leadership in the RAID market.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three and nine months ended September 30, 1995, totaled $2.7 million and $5.2 million, respectively.
These expenses are 9.4% and 7.8% of net sales for the three and nine months ended September 30, 1995 as compared to 6.3% and 7.3% for the same periods of 1994. General and administrative expenses increased during the quarter and nine months due to legal expenses related to the AMI litigation (see Part II, Item 1. Legal Proceedings). Additionally, higher compensation and benefit expenses as a result of increased staffing levels and bonus expenses also contributed to the increase in expenses. While the Company has settled the AMI litigation, it still anticipates that general and administrative expenses could vary as a percentage of net sales in future periods as expenses related to other litigation matters may fluctuate.

INCOME TAXES

     The Company's effective tax rate during the nine months ended September 30, 1995, was 37% as compared to 25% in the corresponding period of the prior year. The 1995 tax rate reflects the reduction of available tax benefits.

PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 23, 1995 the Company entered into an agreement to settle all disputes, that were scheduled to be arbitrated in November, 1995 between the Company and America Megatrends Inc. ("AMI"). The disputes between the companies revolved around 1987 licensing and distribution agreements concerning 386 mother board technology that no longer are being utilized by the Company. The disputes were settled for an amount that approximates what the Company reserved for this dispute as of September 30, 1995, and as a result, the settlement will not have a material adverse effect on the Company's results of operations in the fourth quarter of 1995.

     The former Chief Executive Officer of the Company, Dr. M. A. Chowdry, filed a complaint against the Company and its outside directors on October
13, 1994, claiming breach of an employment agreement, seeking over $6 million in damages (which would vary based on the price of the Company's Common
Stock) and unspecified punitive damages. Dr. Chowdry voluntarily filed an amendment to his complaint on February 23, 1995. On March 17, 1995 the Company and the individual defendants filed a response (demurrer) to the amended complaint. The court granted the demurrer on June 26, 1995. On July 10, 1995, Dr. Chowdry filed a second amended complaint. The Company filed a demurrer to the second amended complaint on August 18, 1995, but the court has not yet ruled on this demurrer. The Company believes it has meritorious defenses and will vigorously defend this lawsuit.

     In addition to matters discussed herein, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business or financial condition.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 14th day of November 1995.

                              MYLEX CORPORATION


                              By /s/ Colleen Gray
                                 -------------------------
                                Colleen Gray
                                Vice President of Finance and
                                Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q

                                                        Sequentially
Exhibit No.         Description                        Numbered Page
-----------         -----------                        --------------

     11.1      Statement re: Computation
               of Per Share Earnings                   17 - 19

EXHIBIT 11.1

MYLEX CORPORATION
EARNINGS PER SHARE COMPUTATION
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

The basis for computing net income per common share is described in Note A to the financial statements, beginning on page 6 of the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 1995.

The computation of primary and fully diluted earnings per share is as follows:



PRIMARY EARNINGS PER SHARE                              THREE MONTHS ENDED

                                                       SEP 30        SEP 30
                                                        1995          1994
                                                     -----------   -----------
NET EARNINGS                                          $3,208,000    $2,135,700

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THIS PERIOD             15,034,400    13,966,900

NUMBER OF COMMON SHARE EQUIVALENTS RESULTING
    FROM STOCK OPTIONS AND WARRANTS, COMPUTED
    USING THE TREASURY STOCK METHOD                    1,186,000       852,900
                                                     -----------   -----------

NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS
    USED IN COMPUTATION                               16,220,400    14,819,800
                                                     -----------   -----------

PRIMARY EARNINGS PER SHARE                                 $0.20         $0.14
                                                     -----------   -----------




FULLY DILUTED EARNINGS PER SHARE                        THREE MONTHS ENDED

                                                     SEP 30          SEP 30
                                                       1995           1994
                                                   -----------     -----------
NET EARNINGS                                        $3,208,000      $2,135,700
INTEREST ON CONVERTED CONVERTIBLE
    DEBENTURES (NET OF TAX)                                 --          45,000
                                                   -----------     -----------
                                                    $3,208,000      $2,180,700
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING DURING THIS PERIOD           15,034,400      13,966,900

NUMBER OF COMMON SHARE EQUIVALENTS RESULTING
    FROM STOCK OPTIONS AND WARRANTS, COMPUTED
    USING THE TREASURY STOCK METHOD                  1,232,600       1,272,400

WEIGHTED AVERAGE SHARES ISSUABLE FROM
    ASSUMED CONVERSON OF CONVERTIBLE
    SUBORDINATED DEBENTURE SINCE ISSUANCE                   --         478,700
                                                   -----------     -----------

WEIGHTED AVERAGE COMMON AND DILUTIVE COMMON
    SHARES OUTSTANDING                               16,267,000      15,718,000
                                                   -----------     -----------

FULLY DILUTED EARNINGS PER SHARE                         $0.20           $0.14
                                                   -----------     -----------

PRIMARY EARNINGS PER SHARE                                   NINE MONTHS ENDED

                                                        SEP 30                  SEP 30
                                                         1995                    1994
                                                      -----------              ----------
NET EARNINGS                                           $7,965,900              $4,658,000

WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING DURING THIS PERIOD            14,820,000              13,488,700

NUMBER OF COMMON SHARE EQUIVALENTS RESULTING
      FROM STOCK OPTIONS AND WARRANTS, COMPUTED
      USING THE TREASURY STOCK METHOD                     986,900                 715,900
                                                      -----------              ----------

NUMBER OF COMMON AND COMMON SHARE EQUIVALENTS
      USED IN COMPUTATION                              15,806,900              14,204,600
                                                      -----------              ----------

PRIMARY EARNINGS PER SHARE                                  $0.50                   $0.33
                                                      -----------              ----------



FULLY DILUTED EARNINGS PER SHARE                             NINE MONTHS ENDED

                                                        SEP 30                  SEP 30
                                                         1995                    1994
                                                      -----------              ----------
NET EARNINGS                                           $7,965,900              $4,658,000
INTEREST ON CONVERTED CONVERTIBLE
       DEBENTURES (NET OF TAX)                                 --                 132,800
                                                      -----------              ----------
                                                       $7,965,900              $4,790,800

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING DURING THIS PERIOD           14,820,000              13,488,700

NUMBER OF COMMON SHARE EQUIVALENTS RESULTING
        FROM STOCK OPTIONS AND WARRANTS, COMPUTED
        USING THE TREASURY STOCK METHOD                 1,232,600               1,272,400

WEIGHTED AVERAGE SHARES ISSUABLE FROM
        ASSUMED CONVERSION OF CONVERTIBLE
        SUBORDINATED DEBENTURE SINCE ISSUANCE                  --                 590,200
                                                      -----------              ----------

WEIGHTED AVERAGE COMMON AND DILUTIVE COMMON
        SHARES OUTSTANDING                             16,052,600              15,351,300
                                                      -----------              ----------

FULLY DILUTED EARNINGS PER SHARE                            $0.50                   $0.31
                                                      -----------              ----------
