Form 10-K/A
period 1995-03-31
MYLEX CORP
filed 1996-04-01
CIK 731619

                             SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995

[ ] Transitional _____ pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ______ to
______.

Commission File Number 0-13381

                                MYLEX CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          FLORIDA                                       59-2291597
- -------------------------------                       -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)


     34551 Ardenwood Boulevard
        Fremont, California                               94555
- -------------------------------------                 -------------------
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the mean of the closing bid and asked price of the Common Stock on March 1, 1996, as reported on Nasdaq was $434,348,044. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

     As of March 1, 1996, registrant had outstanding 19,631,550 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1995. Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on April 30, 1996.

                                TABLE OF CONTENTS

                                     PART I

                                                                    Page
                                                                    ----
Item  1.  Business                                                    5

Item  2.  Properties                                                 15

Item  3.  Legal Proceedings                                          15

Item  4.  Submission of Matters to a
               Vote of Security Holders                              16

                                    PART II
Item  5.  Market for Registrant's Common Equity and
               Related Stockholder Matters                           17

Item  6.  Selected Financial Data                                    17

Item  7.  Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations                                         17

Item  8.  Consolidated Financial Statements and
               Supplementary Data                                    17

Item  9.  Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                                  17


                                    PART III
Item 10.  Directors and Executive Officers
               of the Registrant                                     18

Item 11.  Executive Compensation                                     18

Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                      18

Item 13.  Certain Relationships and Related
               Transactions                                          18

                                    PART IV
Item 14.  Exhibits, Consolidated Financial Statements,
               Financial Statement Schedules, and
               Reports on Form 8-K                                   19

                                     PART I

ITEM 1.    BUSINESS

GENERAL

     Mylex designs, manufactures and markets RAID controllers that provide high performance, capacity enhancing fault tolerant storage and input/output solutions for client/server computer networks. Mylex controllers integrate the Company's proprietary ASICs, firmware and software with standard industry components. More than twenty leading network file server and storage subsystem OEMs, including IBM, Hewlett-Packard Company, Digital Equipment Corporation, and NEC, have designed Mylex RAID controllers into their server and storage subsystem products. The Company was incorporated under the laws of the State of Florida in May 1983.

     During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 95% of the Company's net sales during 1995. The higher gross margins from this new product line are reflected in the increase in the Company's overall gross margins from 13.6% in 1992 to 19.4% in 1993 to 35.5% in 1994 to 37.5% in 1995.

     The trend toward client/server computing that began in the mid-1980s has placed particular demands on network storage systems and related I/O functions. The development of faster microprocessors and more robust computer bus architectures in network systems has often outstripped the capabilities of data storage and I/O technologies, leading to systems "bottlenecks." To alleviate or avoid such bottlenecks, networks require continual improvements in stored data retrieval speed. In addition, the development of more complex applications and operating systems has created the need for increased network storage capacity. Meanwhile, the mission critical, enterprise-wide nature of networked computing often requires a high level of "fault tolerance," or the ability to preserve data from loss and to provide uninterrupted system service even if an individual data storage device fails. The emergence of data-intensive applications such as multimedia and video-on-demand are further driving the demands for speed, capacity and reliability in network storage devices.

     Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the recently introduced PCI bus standard represented a majority of its disk array product sales in 1995. The Company believes that its proprietary software and firmware as well as its large installed base of RAID units are key competitive advantages in the RAID controller market.

     In December 1995, Mylex announced the signing of an agreement to acquire BusLogic Inc., a Santa Clara, California-based supplier of high-performance SCSI (Small Computer Systems Interface) I/O solutions used in network file servers, personal computers and workstations. That acquisition was consummated in February 1996. BusLogic's SCSI host adapter product family represents one of the broadest host adapter product offerings available. Each of these products provides a common interface to all of today's PC bus architectures, including PCI, VESA, EISA, ISA and Micro Channel. The acquisition of BusLogic should strengthen Mylex by adding significant SCSI technology and ASIC (Application Specific Integrated Circuit) development capabilities to the Company's capabilities. BusLogic will continue to operate under its own name as a wholly owned subsidiary.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Sales of the Company's RAID controller products accounted for 81% of the Company's net sales in 1994 and 95% of net sales in 1995. RAID controller products are used principally in personal computer network applications. The use of RAID technology in the personal computer network market is relatively recent, and there can be no assurance that another technology will not replace RAID in the disk array controller marketplace or that there will be widespread acceptance or continuing growth of the use of RAID products in general, or the Company's RAID controllers in particular, in that market. Furthermore, even if the market continues to grow, there can be no assurance that the Company will be able to continue to market and sell its RAID controller products at the same rates, and with the same gross margins, it has experienced to date. In addition, in order to be able to compete successfully in the RAID controller market, the Company will have to develop and market new RAID controller products. There can be no assurance that the Company will be able to develop and introduce new RAID controller products in a timely manner or that any such products will gain or sustain market acceptance.

     The Company's revenue depends on a customer base that is highly concentrated. The Company's three largest customers, International Business Machines ("IBM"), Digital Equipment Corporation ("DEC"), and Hewlett-Packard Company ("HP"), collectively accounted for 53% of the Company's net sales in 1994. In 1995, sales to IBM, DEC and HP collectively accounted for 59% of the Company's net sales. Sales to IBM alone represented 26% of the Company's net sales during 1995. A limited number of customers and customer orders have accounted for, and are likely to continue to account for, a substantial portion of the Company's revenue in any period. The Company has no long-term purchase commitments from its customers, and customers generally may cancel their orders on 30-days notice. Accordingly, there can be no assurance that orders from existing customers, including the Company's principal customers, will continue at their historical levels, or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers, particularly a principal customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business and operating results.

     The Company's OEM customers have integrated the Company's RAID controller products into their servers and storage subsystems. Any of these OEM customers may choose to develop their own RAID controller products which could be substituted for, and thus reduce or eliminate their purchases of, the Company's RAID controller products. Most of the Company's OEM customers, and particularly its principal customers, have extensive product development experience and expertise, substantial financial resources and ongoing, substantial product development activities. As a result, it is likely that those customers have been and will be involved in RAID development programs on a continuing basis. Any material reduction in purchases of RAID controller products by any OEM customers as a result of such customer developing its own competing product will materially and adversely affect the Company's business and operating results.

PRODUCTS

     During the last half of 1993, the Company shifted its principal activity from the supply of system board products to the manufacture of I/O devices and storage management enhancing computer peripheral products. Mylex designs its products to provide solutions for all popular operating systems, including Novell Netware, Windows NT, SCO UNIX, Solaris, Unixware and Banyan. Mylex products also work with all popular platforms. These include personal computer platforms that use PCI, EISA, and Micro Channel bus architectures and workstation platforms, including Sun Microsystems, Silicon Graphics and IBM RS-6000 workstations that use the Company's SCSI to SCSI products.

Raid Controllers

     Each bus-based Mylex RAID controller includes a proprietary application specific integrated circuit, or "ASIC," that serves as an interface with the host computer, an Intel i960 RISC processor, up to five SCSI channels to manage the transfer of data to and from the disk drives in the array and a dynamic cache memory ranging in size from 2 to 64 MB, depending on the product, to buffer the transfer of information to and from the disks. The controller also includes Mylex firmware residing on an EEPROM that implements the RAID algorithms and the algorithms necessary for the cache and supporting software, including I/O drivers, configuration utilities and system monitoring programs.

     Mylex disk array controllers DAC960E, DAC960 Micro Channel, DAC960P and DAC960PD provide high performance, fault tolerant data storage solutions for EISA, Micro Channel and PCI bus platforms. The Mylex SCSI-to-SCSI disk array controllers (DAC960S/SI) bring the performance of RAID technology to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems.

     Products currently under development include new SCSI to SCSI controllers, a controller optimized for multimedia and video imaging, controllers that will provide for high speed serial interfaces to disk drives, a low-cost RAID solution and a RAID implementation for the system board. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain market acceptance or that their sales will produce adequate gross margins.

Network Enhancement Products

     In addition to RAID controllers, Mylex produces the PNA960, an internal peer to peer Ethernet Switch designed for the PCI bus, under a license agreement that the Company entered with XPoint Technologies in early 1995. The PNA960 incorporates an on board microprocessor which relieves the server processor of additional task management and substantially increases the speed of data transfer over the network. Mylex also provides high performance Ethernet Network Cards. All network enhancement products are compatible with major operating systems and platforms.

System Boards

     Historically, the industry has recognized Mylex as a supplier of high quality, high performance system boards. While off-shore manufacturers now dominate the low end of this business, a market remains in the high end server and multi-processor applications. The Company continues to provide small quantities of system boards and enclosures to system integrators and through its distributor channel. With the implementation of system boards incorporating RAID design references, the Company will be in a position to provide RAID-capable system boards.

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as its new PCI and SCSI to SCSI disk array product families, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain market acceptance could have an adverse effect on the Company's business and operating results.

     Despite testing, new products may be affected by quality, reliability or interoperability problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company's competitive position. In addition, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render the Company's products or technologies noncompetitive or obsolete. For example, efforts by the Company's OEM customers and other manufacturers to integrate additional functions into system boards, to use chip sets that incorporate additional functionality, or to design their own controllers and other devices rather than purchase the Company's products could have a material adverse effect on the Company's business and operating results.

     All of the Company's RAID controller products are based on the Intel i960 processor. If another company develops a processor for RAID applications which renders the i960 processor noncompetitive, whether as a result of cost, specifications or other advantages of the new processor, or if Intel ceases to produce the i960 processor or support the Company's efforts to develop products based on the i960 processor, the Company will be forced to develop new products based on another processor. Such development efforts will be costly, and there can be no assurance that the Company will be able to timely complete such development efforts or that such products, if developed, will have the same degree of market acceptance or the same gross margin as the Company's present RAID products.


PRODUCT MANUFACTURE AND SUPPLIERS

     Mylex organizes its manufacturing as a continuous flow process. Manufacturing entails placing semiconductors and other electronic components on printed circuit boards and soldering them in place through an automated process. The Company accomplishes almost all manufacturing using Fuji Surface Mount Technology equipment. This equipment automatically positions and attaches chips and other components to circuit boards, increasing the speed and accuracy of the manufacturing process.

     The Company's manufacturing facility is located at its Fremont, California headquarters. The Company manufactures approximately 40% of its products in-house. For the remainder, the Company relies on selected local ISO 9000 certified subcontract manufacturers. Currently, the Company uses its outside subcontractors for high-volume production activities, giving the Company the flexibility to use its internal production capacity for new product introductions to allow Mylex to bring those products to market at a rapid pace and to meet unexpected short-term production demands. Despite its arrangements with local subcontractors, however, there can be no assurance that the Company's manufacturing resources always will be adequate to meet product demand.

     Mylex performs quality control and inspection procedures throughout the production process to ensure that products meet industry standards. Mylex subjects all products, including those manufactured by subcontractors, to 100% in circuit and functional testing at Mylex's facility. To continue this process, the Company will be required to expand its in-house testing facilities and personnel.

     The Company's most critical components are the i960 RISC processor, the Company's applications specific integrated circuits or "ASICs," the SCSI chip and the DRAM SIMM memory module. The Company procures the i960 processor from Intel and its ASICs, SCSI chip and DRAM SIMM modules from Toshiba, Symbios Logic and FirstTech Corporation, respectively. One of the Company's OEM customers also provides an ASIC for inclusion on its custom product, a proprietary chip that frequently is in short supply. Other components are available from several sources at competitive prices.

     The Company has no long-term supply contracts. There can be no assurance that the Company will be able to obtain, on a timely basis, all the components it requires. If the Company cannot obtain essential components as required, it could be unable to meet demand for its products, thereby adversely affecting its operating results. In addition, scarcity of such components could result in cost increases and adversely affect the Company's gross margins.

     The Company's need to manufacture products before receiving firm purchase orders, combined with risks of technological obsolescence and rapid shifts in market demand, could result in inventory devaluation or obsolescence, either of which could have a material adverse effect on its operating results.


SALES AND MARKETING

     As of December 31, 1995, the Company employed 31 sales and sales support personnel who devoted substantially all their time to marketing, sales, and technical and customer support. The Company plans to increase the number of sales and marketing employees during 1996 to support its expanding customer base and product lines.

     The Company sales and marketing plan is based on a two-tier strategy: sales to OEMs of servers and storage subsystems, and sales into alternate channels that include distributors, system integrators and value added resellers.

 OEM Sales

     Sales to OEMs represented 69% of net sales during 1994 and 76% of net sales in 1995. Sales to IBM accounted for 22% of net sales in 1994 and 26% of net sales during 1995. Sales to the next two largest customers, DEC and HP, accounted for an additional 17% and 14%, respectively, of net sales in 1994 and 15% and 18%, respectively, in 1995. The Company expects a limited number of customers and customer orders to continue to account for a substantial portion of the Company's revenue in any period. Although there are OEM agreements in place that define the terms of sale and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments and generally allow customers to cancel any orders on 30 days notice. The Company generally sells products on a purchase order basis. As a result, historical sales are not necessarily an accurate indicator of future sales.

     Most of the Company's OEM customers, and particularly its principal customers, have extensive product development experience and expertise, substantial financial resources and ongoing, substantial product development activities. Any of these OEM customers may choose to develop their own products which could be substituted for, and thus reduce or eliminate their purchases of, the Company's products. Any material reduction in purchases of a controller product by any significant OEM customer will materially and adversely affect the Company's business and operating results.

     The OEM sales process is complex, requiring interaction with several layers of the OEM customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the Company's typical sales cycle is usually 4 to 6 months. OEM relationship commitments are generally made at a high level within the customer's organization, and the sales process involves broad participation across the Mylex organization, from the Chief Executive Officer to the engineers who designed the product.

Alternate Channel Sales

     Alternate channel sales represented 31% of net sales during 1994 and 24% of net sales in 1995. The Company's alternate channel sales involve the marketing and distribution of the Company's products to system integrators, value added resellers and commercial and industrial distributors (who also service major OEM customers in some international markets) throughout the world. Mylex also uses the services of manufacturer representatives in the United States and Canada in this sales channel.

     The Company has distribution agreements with both commercial distributors, including companies such as Tech Data, Merisel and Ingram Micro, and industrial distributors, such as Avnet Corporation and Wyle Electronics. Mylex also has agreements with various regional and specialty distributors, both domestic and international. The Company also conducts extensive advertising in trade publications, conducts various joint marketing activities with its distributors, and sponsors exhibits at approximately 25 trade shows annually.

International Sales

     Sales to customers outside the United States accounted for approximately 39% of the Company's revenue in 1995. The Company expects that international sales will continue to represent a significant portion of the Company's revenue in 1996 and thereafter. International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive and, if the Company in the future denominates any of its sales in foreign currencies could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. In some countries, the law does not protect the Company's intellectual property rights to the same extent as the laws in the United States.

BACKLOG

     The Company's backlog as of December 31, 1995, totaled $36.7 million as compared to $5.8 million as of December 31, 1994. The increase in the backlog was attributable to both the wider incorporation of RAID technology into our OEM customer base's product lines and the industry wide higher level of file server shipments which incorporated RAID. Because almost all of the orders for the Company's products may be cancelled prior to shipment and customers may similarly change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Furthermore, the Company's manufacturing capabilities may not be sufficient, from time to time, to permit it to ship all products subject to a substantial backlog by the shipment dates requested by the respective customer. Accordingly, there can be no assurance that increases in the Company's backlog will produce future increases in the Company's revenue or profitability. Of the total $36.7 million backlog at December 31, 1995, all but $2.4 million of the orders would have been scheduled for delivery within the three months ended March 31, 1996, unless the orders were-cancelled or rescheduled by the respective customers.

COMPETITION

     The markets for the Company's RAID controller products have been competitive and are likely to become more competitive. Furthermore, there are numerous companies with established reputations in the controller and personal computer related markets, many of which have greater financial, manufacturing and marketing resources than those of the Company. The Company believes that its competitors include Adaptec, which recently introduced a PCI bus based disk array controller and which has significantly greater financial, manufacturing and marketing resources than the Company.

     Some OEMs (such as Compaq and Dell) have developed their own RAID controllers. As noted, the customers historically accounting for the most significant volumes of the Company's sales are major OEMs, any of which could develop their own controllers at any time rather than purchase such products from the Company.

     The Company's ability to compete successfully in either the personal computer networking market or the RAID controller market depends upon its ability to continue to develop products that obtain market acceptance, which can be sold at competitive prices, while maintaining adequate gross margin levels, and which are proven to be reliable. Although the Company believes that its RAID controller products have certain competitive advantages, there can be no assurance that the Company will be able to compete successfully in the future in the market for such products or that other companies may not develop products with greater performance or more favorable prices and thus reduce the demand for the Company's products. Furthermore, as more companies enter the RAID controller market, the Company expects to encounter price competition for such products which could materially and adversely affect its gross margins.

RESEARCH AND DEVELOPMENT

     The Company conducts an active and ongoing research, development and engineering program that focuses on the development of new products and new features for the Company's existing products. The Company continues to expand its development activities and added 20 engineering and development employees in fiscal 1995.

     As part of its product development strategy, the Company actively seeks available, cooperative and codevelopment activities with industry leaders in the hardware, software, silicon and system business. For example, the Company worked on a cooperative basis with Intel to include a RAID design reference in the i960*RP I/O processor, which Intel has announced for delivery in sample quantities in the 3rd quarter of 1996. The project, which was the culmination of several months of cooperative work, makes it possible to implement RAID using a processor residing on the computer system board. Mylex has announced that it will offer a suite of RAID software and firmware for use with the new i960*RP I/O processors, starting delivery with Intel's initial shipments of the processors.

     The Company's ability to compete successfully will depend in large part on its ability, on a timely and cost-effective basis, to enhance its existing products and introduce new products with features that meet changing customer requirements and with competitive prices. Despite testing, new products may be affected by quality, reliability and interoperability problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company's competitive position.

EMPLOYEES

     As of December 31, 1995, the Company employed 193 people. Those employees included 48 engineering and product development employees, 23 finance and administration employees, 31 employees in the sales, marketing and technical and customer support areas, and 91 manufacturing employees.

     Recruitment of personnel in the computer industry is highly competitive. The Company believes that its future success will depend in part on its ability to attract and retain highly skilled management, sales, marketing, finance and technical personnel. There can be no assurance of the Company's ability to recruit and retain the employees that it may need.

INTELLECTUAL PROPERTY

     The Company does not hold any patents applicable to its RAID controllers and relies on a combination of trade secret, copyright and trademark laws and employee and third party non-disclosure agreements to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from developing products with features similar to the Company's products.

     Certain patents and copyrights owned by others are of critical importance to the high technology electronic product industry segment in which the Company operates. The Company has obtained licenses to certain technology protected by patents and copyrights which the Company believes are adequate for the operation of its business as presently conducted. It is likely that such licenses to produce, use and market new technologies will continue to be important to the Company. In the future, the Company may be required to obtain licenses from others, and there are no assurances that such licenses would be available on terms satisfactory to the Company.

     There can be no assurance that third parties will not assert infringement or related indemnity claims against the Company. Asserting the Company's rights or defending against third party claims could involve substantial expense, thus materially and adversely affecting the Company's results of operations.

ITEM 2.  PROPERTIES

     The Company's headquarters and manufacturing facility is located in a 73,887 square foot facility in Fremont, California. The Company's lease on this facility extends through April 14, 2001. The Company on December 9, 1995 entered into a lease for an additional 59,295 square feet. This lease is to be executed in two phases. The first phase, executed in January, 96, placed 20,325 square feet under the Company's control, while the remaining 38,970 square feet to be available to the Company August , 96. The lease on this 59,295 square feet shall expire 7 years after delivery of the phase II portion of the lease.


ITEM 3.  LEGAL PROCEEDINGS


     In October 1994, the former Chief Executive Officer of the Company, Dr. M.A. Chowdry, filed a complaint against the Company and its outside directors, claiming breach of an employment agreement that he entered into with the Company approximately three months prior to his termination as the Company's Chief Executive Officer. The complaint alleges compensatory and consequential damages of over $6 million (which would vary based on the price of the Company's Common Stock) and unspecified punitive damages. The Company believes it has meritorious defenses and will vigorously defend this lawsuit. Nonetheless, given the unpredictable nature of legal proceedings, there can be no assurance that the Company will prevail.

     The Company has incurred and expects to continue to incur substantial legal expenses in defending against Dr. Chowdry's suit. Those expenses may fluctuate from quarter to quarter and are likely to increase.

     Although there can be no assurance given with respect to the results of legal proceedings, based on information currently available to the Company, it believes that it does not have potential liability with respect to these proceedings that would have a material adverse effect on the Company.

     In addition to matters discussed above, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     This information is incorporated by reference from the information under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 22 of the Annual Report to Shareholders for the year ended December 31, 1995.

ITEM 6.   SELECTED FINANCIAL DATA

     This information is incorporated by reference from the information under the caption "Selected Five Year Consolidated Financial Data" on page 17 of the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     All other information regarding management's discussion and analysis of financial condition and results of operations are incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 21 of the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of Mylex Corporation at December 31, 1995 and 1994 and for each of the three years in the three-year period ended December 31, 1995 and the independent public accountants' report thereon are incorporated by reference from pages 23 through 34 of the Annual Report to Shareholders for the year ended December 31, 1995.


ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officer Compensation" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION

     This information is incorporated by reference from the information under the caption "Executive Officer Compensation" of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference from the information under the caption "Securities Ownership of Management and Principal Stockholders" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following Consolidated Financial Statements of Mylex Corporation and the Independent Auditors' Report, as listed under (a) (1) below, are incorporated herein by reference to the Registrant's Annual Report to Shareholders for the year ended December 31, 1995.

(a) (1)   Financial Statements

                                                                       Page in
                                                                       Annual
                                                                       Report
                                                                       ------

Consolidated Statements of Operations - Years ended December 31,
1995, 1994 and 1993                                                      24

Consolidated Balance Sheets at December 31, 1995 and 1994                23

Consolidated Statements of Cash Flows - Years ended December 31,
1995, 1994 and 1993                                                      26

Consolidated Statements of Shareholder' Equity - Years ended
December 31, 1995, 1994 and 1993                                         25

Notes to Consolidated Financial Statements                              27-33

Report of Independent Public Accountants                                 34

(2) The following financial statement schedule and report on schedule are submitted herewith:

                                                                        Page
                                                                       in this
                                                                       Report
                                                                       -------

Schedule II - Valuation and Qualifying Accounts                          S-1

Independent Auditors' Report and Consent                                 S-2

(3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit No.    Exhibit

     3.1       (c)  Articles of Incorporation, as amended

     3.2       (c)  By-laws, as amended

     10.10     (b)  1983 Incentive Stock Option Plan, as amended and restated.

     10.11     (e)  1993 Stock Option Plan.

     10.12     (h)  Bus Logic 1990 Equity Incentive Plan.

     10.13     (j)  1995 Employee Stock Purchase Plan.

     10.20     (b)  Lease Agreement of premises at 34551 Ardenwood Boulevard, dated March 6, 1991.

     10.20.1   (a)  Amendment to Lease Agreement of premises at 34551 Ardenwood
                    Boulevard dated, February 26, 1996.

     10.21     (i)  Security and Loan Agreement, dated May 15, 1995, with
                    Imperial Bank

     10.22     (a)  Lease Agreement of premises at 6607 Kaiser Drive dated,
                    December 9, 1995.

     10.25     (d)  Digital Equipment Corporation Basic Order Agreement.

     10.28     (b)  License Agreement with IBM, effective December 1, 1990.

     10.40     (g)  401(k) plan; Target Investment Advisory Agreement and
                    Standardized Adoption Agreement.

     10.41     (f)  Employment Agreement, dated as of January 1, 1995, with Al
                    Montross.

     11.0      (a)  Statement regarding computation of per share earnings.

     13.1      (a)  Annual Report to Shareholders for the fiscal year ended
                    December 31, 1995.

     24.1      (a)  Consent of the Independent Auditors. (see Schedule S-2.)

(b)  Reports on Form 8-K, none.

- -----------------------------------------------------------------------------




(a)  Filed herewith

(b) Filed as an exhibit to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1992, Commission File No. 0-13381 and incorporated herein by reference.

(c) Filed as an exhibit to the Registration Statement on Form S-8, on July 24, 1989, No. 33-30104, and incorporated herein by reference.

(d) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1993, and incorporated herein by reference.

(e) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(f) Filed as an exhibit to the Registrant's Registration Statement on Form S-3, No. 33-61877 on August 17, 1995, and incorporate herein by reference.

(g) Filed as an exhibit to the Registrant's Annual Report on Form 10-K, for the year ended December, 1994, and incorporated herein by reference.

(h) Filed as an exhibit to the Registrant's Statement on Form S-8, No. 333-1283 on February 28, 1996, and incorporated herein by reference.

(i) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for period ended June 30, 1995, and incorporated herein by reference.

(j) Filed as an exhibit to the Registrant's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     MYLEX CORPORATION


Date: March 26, 1996                                    By: /s/   Al Montross
                                                        Al Montross
                                                        President and Chief
                                                        Executive Officer

Pursuant to the Requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 26, 1996 by the following persons in the capacities indicated.

       Signature                                 Title
       ---------                                 -----
/s/ Ismael Dudhia              Chairman of the Board of Directors
- -----------------------------
Mr. Ismael Dudhia

/s/ Richard Love               Treasurer and Director
- -----------------------------
Mr. Richard Love

/s/ M. Yaqub Mirza             Secretary and Director
- -----------------------------
Dr. M. Yaqub Mirza

/s/ Inder Singh                Director
- -----------------------------
Dr. Inder Singh

/s/ Stephen McKenzie           Director
- -----------------------------
Mr. Stephen McKenzie

/s/ Al Montross                President and Chief Executive Officer
- -----------------------------  and Director
Mr. Al Montross                (Principal Executive Officer)

/s/ Colleen Gray               Vice President Finance and Chief
- -----------------------------  Financial Officer
Ms. Colleen Gray               (Principal Accounting Officer)

                        MYLEX CORPORATION AND SUBSIDIARY

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED DECEMBER 31, 1995, 1994, 1993


                                                   BALANCE AT       CHARGED TO      CHARGED                         BALANCE
                                                    BEGINNING       COST AND        TO OTHER                          AT
           CLASSIFICATION                            OF YEAR        EXPENSES        ACCOUNTS       CHARGES (a)      YEAR-END
           --------------                            -------        --------        --------       -----------      --------
Amounts deducted from assets to which
   they apply:
      Year ended December 31, 1995:
         Allowance for doubtful
            accounts - accounts receivable          $532,000              -             -            (62,000)       470,000
      Year ended December 31, 1994:
         Allowance for doubtful
            accounts - accounts receivable         5,403,000              -             -         (4,871,000)       532,000
      Year ended December 31, 1993:
         Allowance for doubtful
            accounts - accounts receivable           852,000      4,676,000             -           (125,000)     5,403,000

(a) Doubtful accounts written off, less recoveries.

                 INDEPENDENT AUDITORS' REPORT AND CONSENT

The Board of Directors and Stockholders
Mylex Corporation:

Under date of January 30, 1996, except as to Note 13, which is as of February 9, 1996, we reported on the consolidated balance sheets of Mylex Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained the 1995 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statement (No. 33-61877) on Form S-3 and in the registration statement (No. 333-1283) on Form S-8 of Mylex Corporation of our report dated January 30, 1996, except as to Note 13, which is as of February 9, 1996, relating to the consolidated balance sheets of Mylex Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, and our report on the related schedule, which reports appear or are incorporated by reference in the December 31, 1995, annual report on Form 10-K of Mylex Corporation.





San Jose, California
March 28, 1996