Form 10-Q
period 1996-03-31
MYLEX CORP
filed 1996-05-15
CIK 731619

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly Period ended MARCH 31, 1996 or
                               ---------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________ to  ___________.

Commission file number 0-13381
                                  MYLEX CORPORATION
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

       FLORIDA                                              59-2291597
- -------------------------------                      ----------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


34551 Ardenwood Blvd., Fremont, California                      94555
___________________________________________                    _______
(Address of principal executive offices)                       ZIP Code

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

Common Stock, $.01 par value                             19,844,786 shares
____________________________                             __________________
          Class                                     Outstanding at March 31,1996

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS*



                                    MYLEX CORPORATION
                               CONSOLIDATED BALANCE SHEET
                                       (IN $000'S)

ASSETS
                                                  MAR 31              DEC 31
                                                   1996                1995
                                                ----------          ---------
CURRENT ASSETS:
     CASH AND EQUIVALENTS                        $ 10,423            $11,733
     SHORT-TERM MARKETABLE INVESTMENT            $ 25,750            $25,708

     ACCOUNTS RECEIVABLE                           29,534             23,788
     ALLOWANCE FOR DOUBTFUL ACCOUNTS                 (959)              (707)
                                                ---------           ---------
     ACCOUNTS RECEIVABLE, NET                      28,575             23,081

     INVENTORIES                                   41,982             26,521
     PREPAID EXPENSES & OTHER CUR. ASSETS           4,448              4,444
                                                ---------           ---------
          TOTAL CURRENT ASSETS                   $111,178            $91,487
PROPERTY AND EQUIPMENT, NET                         3,769              3,021
OTHER ASSETS                                          134                112
                                                ---------           ---------
          TOTAL ASSETS                           $115,081            $94,620
                                                ---------           ---------
                                                ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                            $ 24,193           $ 12,243
     ACCRUED LIABILITIES                            8,614              5,969
     CURRENT PORTION OF LONG-TERM
       CAPITAL LEASE OBLIGATIONS                      335                308
                                                ---------           ---------
          TOTAL CURRENT LIABILITIES              $ 33,142           $ 18,520

LONG-TERM CAPITAL LEASE OBLIGATIONS                    72                203

STOCKHOLDERS' EQUITY
     COMMON STOCK                                     198                196
     ADDITIONAL PAID-IN CAPITAL                    53,154             52,310
     RETAINED EARNINGS                             28,515             23,391
                                                ---------          ----------
       TOTAL STOCKHOLDERS' EQUITY                $ 81,867           $ 75,897
                                                ---------          ----------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                 $ 115,081           $ 94,620
                                                ---------          ----------
                                                ---------          ----------

SEE NOTES TO FINANCIAL STATEMENTS

* SEE NOTE C WITH RESPECT TO THE ACQUISITION OF BUSLOGIC, INC.

                               MYLEX CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                   UNAUDITED
                          (IN $000'S, EXCEPT SHARE DATA)

                                                  MAR 31             MAR 31
                                                   1996               1995
                                                ---------          ---------
NET SALES                                        $48,497            $23,931
COST OF SALES                                     29,967             14,620
                                                 -------            --------
     GROSS PROFIT                                 18,530              9,311
OPERATING EXPENSES:
     SELLING AND MARKETING                         3,755              2,770
     RESEARCH AND DEVELOPMENT                      3,171              1,962
     GENERAL AND ADMINISTRATION                    3,426              1,323
                                                 -------            --------

          TOTAL OPERATING EXPENSES               $10,352             $6,055
                                                 -------            --------

OPERATING PROFIT                                   8,178              3,256

INTEREST INCOME                                      430                 58
INTEREST EXPENSE                                      (6)               (57)
OTHER EXPENSE                                        (60)               (20)
                                                 -------            --------

INCOME BEFORE TAXES                              $ 8,542            $ 3,237

INCOME TAX EXPENSE                                 3,417              1,133
                                                 -------            ---------

          NET INCOME                             $ 5,125            $ 2,104
                                                 -------            ---------
                                                 -------            ---------
EARNINGS PER COMMON SHARE:

     PRIMARY                                        0.24               0.11
     FULLY DILUTED                                  0.24               0.11

AVERAGE COMMON SHARE OUTSTANDING:

     PRIMARY                                  21,297,100         18,702,600
     FULLY DILUTED                            21,408,900         18,703,500


SEE NOTES TO FINANCIAL STATEMENTS

                                MYLEX CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS, THREE MONTHS ENDED
                                   UNAUDITED
                                  (IN $000'S)
                                                  MAR 31              MAR 31
                                                   1996                1995
                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                  $ 5,125            $ 2,104

     TAX BENEFIT RELATED TO DISQUALIFYING
       DISPOSITIONS OF STOCK OPTIONS                 383                 --
     DEPRECIATION AND AMORTIZATION                   458                319
     AMORTIZATION OF DISCOUNT/PREMIUM ON
       SHORT-TERM MARKETABLE INVESTMENTS             (42)                --
     CHANGES IN OPERATING ASSETS & LIABILITIES
       ACCOUNTS RECEIVABLE, NET                   (5,494)            (4,414)
       INVENTORIES                               (15,461)            (2,092)
       PREPAID EXPENSES AND
         OTHER CURRENT ASSETS                         (5)              (481)
       ACCOUNTS PAYBLE                            11,950              1,843
       ACCRUED LIABILITIES                         2,645              1,294
                                                 --------           ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES    (441)            (1,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                         (1,206)              (308)
     DECREASE(INCREASE) IN OTHER ASSETS              (22)                35
                                                 --------           ---------
NET CASH (USED)PROVIDED BY INVESTING ACTIVITIES   (1,228)              (273)
CASH FLOWS FROM FINACING ACTIVITIES:
     (REPAYMENTS) BORROWINGS AGAINST
       LINE OF CREDIT                                 --             (1,850)
     REPAYMENT OF CAPITAL LEASE OBLIGATIONS         (104)              (102)
     EXERCISE OF STOCK OPTIONS                       463                496
                                                 --------           ----------
NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES      359             (1,456)
                                                 --------           ----------
NET CHANGE IN CASH AND EQUIVALENT                 (1,310)            (3,156)


CASH AND CASH EQUIVALENTS: AT BEGINNING
  OF PERIOD                                      $11,733            $ 8,792
                                                ---------           ---------
                                                ---------           ---------
CASH AND CASH EQUIVALENTS: AT END OF PERIOD      $10,423             $5,636
                                                ---------           ---------
                                                ---------           ---------

CASH PAID DURING THE PERIOD:
     CASH PAID FOR INTEREST                           $6                $57
     CASH PAID FOR INCOME TAXES                     $767               $300




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

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the operating results for the full year.

     PER SHARE DATA

     Primary earnings per share is based on the weighted average common and, when dilutive, common equivalent shares outstanding each period. Common equivalent shares consist of dilutive shares issuable upon the exercise of stock options and warrants.

NOTE B.      INVENTORIES (IN $000'S)


                                          March 31,        December 31,
                                            1996              1995
                                         ------------     --------------

          Raw Material                    $25,159            $17,665
          Work-in-process                  10,452              6,588
          Finished Goods                    6,371              2,268
                                        -------------     --------------
          Total                           $41,982            $26,521

NOTE C.     MERGER WITH BUSLOGIC

     In February 1996, the Company closed a business combination pursuant to which it issued 2,710,738 shares of its common stock for all of the capital stock of BusLogic Inc. (BusLogic), a supplier of storage input/output solutions for use in network file servers, personal computers, and workstations. This business combination has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations, financial position and cash flows of BusLogic. There were no significant transactions between the Company and BusLogic prior to the combination, which required elimination, and no adjustments were required to conform accounting policies.

     The results of operations for the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

                                       Three months        Three months
                                         ended                ended
          (in 000's)                  March 31, 1996      March 31, 1995
                                      --------------      --------------

          REVENUE:

          Mylex                          $ 43,181             $17,085
          BusLogic                          5,316               6,845
                                         ---------            --------
          Combined                       $ 48,497             $23,930

          NET INCOME:

          Mylex                          $  6,190             $ 2,040
          BusLogic                         (1,065)                 64
                                         ---------            --------
          Combined                       $  5,125             $ 2,104



NOTE D.    CONTINGENCIES

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATION

     Mylex designs, manufactures and markets RAID controllers that provide high performance, capacity enhancing fault tolerant storage and input/output solu-tions for client/server computer networks. Mylex controllers integrate the Company's proprietary ASICs, firmware and software with standard industry components. More than twenty leading network file server and storage subsystem OEMs, including IBM, Hewlett-Packard Company, Digital Equipment Corporation, and NEC, have designed Mylex RAID controllers into their server and storage subsystem products. The Company was incorporated under the laws of the State of Florida in May 1983. The shareholders of the Company have approved the reincorporation of the Company to Delaware. The incorporation will be effective on or before July 1, 1996.

     During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 87% of the Company's net sales during the first quarter of 1996. In February 1996 Mylex consummated the acquisition of BusLogic Inc., a Santa Clara, California-based supplier of high-performance SCSI (Small Computer Systems Interface) I/O solutions used in network file servers, personal computers and workstations.

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

     RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. RAID controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the recently introduced PCI bus standard represented a majority of the Company's disk array product sales in 1996. Along with the technology that the Company has developed for the RAID market, the Company believes that its acquisition of BusLogic should strengthen the Company by adding significant SCSI technology and ASIC (Application Specific Integrated Circuit) development capabilities.

     As of May 3, 1995, the Company and BusLogic had approximately 383 employees. None of the employees are represented by labor union or employed under any collective bargaining agreement.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1996 the Company financed its operations primarily from existing cash balances and cash generated from operations.

     As of March 31, 1996, the Company's working capital increased to $78.0 million from $73.0 million at December 31, 1995. This increase in working capital was due primarily to a $5.5 million growth in accounts receivable and a $15.5 million rise in inventories. This was offset by a decrease in cash of $1.3 million, $12.0 million increase in accounts payable and a $2.6 million increase in accrued liabilities, for a net increase in working capital of $5.0 million. Accounts receivable increased over the year end 1995 balance due to 20% greater sales volume from fourth quarter 1995 to the first quarter of 1996.

     Cash balances decreased by $1.3 million from $11.7 million at December 31, 1995, to $10.4 million at March 31, 1996. This decline in the cash balance is due primarily to the funding of operations and capital expenditures.

     The Company has a revolving line of credit with Imperial Bank (the "Bank"), secured by the Company's unencumbered assets, which expires in June, 1996. The line of credit bears interest at the Bank's prime rate and is subject to an overall limit of $8,000,000. The Bank's agreement with the Company contains covenants that include the maintenance of specific financial ratios and prohibitions on additional indebtedness without the prior consent of the Bank. As of March 31, 1996, the Company was in compliance with these covenants. The Company is in discussion with the Bank to review the line of credit for an additional year and, although no assurance can be given, expects to renew the line of credit in the near future.

     The Company presently expects to finance near-term and long-term operations and capital requirements through cash provided by continuing operations, existing cash balances, investments and borrowings under the revolving bank line of credit. However, there can be no assurance that the Company will not require additional financing over the long term, or, if required, that such financing will be available on terms favorable to the Company.

     Accounts payable increased to $24.2 million at March 31, 1996, compared to $12.2 million at December 31, 1995, an increase of $12.0 million, or 98%. This increase was principally due to the Company's change in inventory planning, which resulted in the increased funding of inventory to be built over time which will approximate one month of sales in finished goods. This inventory change was implemented to better serve our distribution customers as well as respond to increases in demand. Additionally, a high percentage of inventory purchases were made during the final month of the quarter.

     Net accounts receivable increased to $28.6 million at March 31, 1996, compared to $23.1 million at December 31, 1995, an increase of $5.5 million or 24%. This increase was attributable to 20% higher sales volume over the fourth quarter of 1995. The accounts receivable attributable to those sales are anticipated by the Company to be collected in the second quarter.

RESULTS OF OPERATIONS

     SALES AND GROSS PROFITS. The Company's net sales for the three months ended March 31, 1996, totaled $48.5 million, compared to $23.9 million for the corresponding period of fiscal year 1995, an increase of approximately 103%. Sales increased primarily due to increased shipments of the Company's PCI bus disk array products, which more than offset the decline in sales of the Company's older EISA bus disk array controllers, 486 and pentium based system boards and other peripheral products during the first quarter of 1996, as compared to the first quarter of 1995. Sales have not been significantly impacted by inflation over the last three fiscal years.

     Gross profit for the three months ended March 31, 1996, was $18.5 million or 38% of net sales, compared to $9.3 million or 39% of net sales for the same period in 1995. The increase in gross profits were attributable to the 103% increased in sales volume over the three months ended March 31, 1995. The gross margin percentage slightly declined due to the higher margin host adapter products of BusLogic representing lower sales volumes and a decreased percentage of the product mix. Gross profit margin on the RAID products increased slightly in the first quarter of 1996 as compared to the quarter one year ago. The Company expects additional price competition for its products which will create pressure on the Company's gross margin. The Company is taking steps to introduce feature and performance improved disk array and host adapter products and to further reduce production and material costs in its effort to offer competitive prices for its products without significantly affecting its gross margin. However, there can be no assurance that the Company will be able to develop and introduce such products in a timely manner or that such products will gain or sustain market acceptance or that it will be able to further reduce production or material cost.

     The Company's largest customer during the first quarter of 1996 was Digital Equipment Corporation ("DEC"), which accounted for $11.4 million or 23% of the Company's net sales during that period. The Company's second and third largest customers during the three month ending March 31, 1996 was IBM and HP respectively. Sales to IBM were $9.0 million or 19% of the net sales and sales to HP were $5.5 million or 11% of the net sales. While there are OEM agreements in place that define the terms of the sales and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

     The Company's backlog as of March 31, 1996 totaled $40.0 million. This ending backlog represents a $29.7 million increase from the corresponding period of 1995. The Company attributes the increase in the backlog to the industry wide acceptance of the PCI bus as the preferred bus as well as the Company's understanding that its PCI products, DAC960P, PD and PL, have been the disk array controllers of choice for this bus. Due to industry practice with respect to customer changes in delivery schedules and cancellation of orders, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Of the total $40.0 million backlog at March 31, 1996, all but $4.7 million of the orders would have been scheduled for delivery within the three months ended June 30, 1996.

     During the last half of 1993, the Company shifted its principal activity from the supply of system board products to the manufacture of intelligent I/O devices and storage management enhancing computer peripheral products. Mylex designs its products to provide solutions for all popular operating systems, including Novell Netware, Windows NT, SCO UNIX, Solaris, Unixware and Banyan. Mylex products also work with all popular platforms. These include personal computer platforms that use PCI, EISA, and Micro Channel bus architectures and workstation platforms, including Sun Microsystems, Silicon Graphics and IBM RS-6000 workstations that use the Company's SCSI to SCSI products.

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

     Disk array products currently under development include new SCSI to SCSI controllers, a controller optimized for multimedia and video imaging, controllers that will provide for high speed serial interfaces to disk drives, a low-cost RAID solution and a RAID implementation for the system board. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain market acceptance or that their sales will produce adequate gross margins.

Host Adapters

     Through the acquisition of BusLogic in February, 1996, the Company has gained a broad family of SCSI host adapter products. These products provide a common interface to all of today's PC bus architectures, including PCI, VESA, EISA, ISA and Micro Channel. Along with these products, the BusLogic acquisition gives the Company significant SCSI technology and ASIC development capabilities that could lead to future sales of SCSI chips. However, there can be no assurances that any such chips will be introduced as separate products or that, if introduced, they will gain market acceptance.

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as its PCI and SCSI to SCSI disk array product families, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain market acceptance could have a material adverse effect on the Company's business and operating results.

     Despite testing, new products may be affected by quality, reliability or interoperability problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company's competitive position. In addition, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render the Company's products or technologies noncompetitive or obsolete. For example, efforts by the Company's OEM customers and other manufacturers to integrate additional functions into system boards, to use chip sets that incorporate additional functionality, or to design their own controllers, host adapters and other devices, rather than purchase the Company's products could have a material adverse effect on the Company's business and operating results.

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

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three months ended March 31, 1996, totaled $3.8 million, an increase of $985 thousand or 36% from the corresponding period in 1995. Sales and marketing expenses represented 7.7% of net sales for the three months ended March 31, 1996, compared to 11.6% incurred during the three months ended March 31, 1995. Increases in sales and marketing expenditures resulted from increased head count, higher compensation and commission expenses as well as increased advertising, promotional and travel expenses. The decrease in the sales and marketing expenses as a percent of sales is attributable to the more than doubling of sales from the comparable period last year. The Company expects that sales and marketing expenses will increase during 1996 as its infrastructure is expanded to support growing market opportunities through both domestic and international channels.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three months ended March 31, 1996, totaled $3.2 million, an increase of 62% from the $2.0 million incurred during the corresponding period in 1995. Research and development expenses represented 6.5% of net sales for the three months ended March 31, 1996 as compared to 8.2% in 1995. Research and development expenses increased during the first three months of 1995 due to increased staffing expense resulting from higher salaries and increased head count. The Company expects to increase its investment in research and development activities during 1996 in an effort to achieve market acceptance of future products and to continue its strategy of maintaining leadership in the RAID market, as well as to take advantage of its existing and prospective SCSI host adapter technology. The Company opened in April 1996 a research facility located in Boulder, Colorado. This facility has initially been staffed with twelve engineering personnel and plans to be working on the Company's current and future SCSI-to-SCSI disk array products.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended March 31, 1996, totaled $3.4 million, an increase of $2.1 million or 159% from the corresponding period of 1995. General and administrative expenses totaled 7.1% of net sales for the three months ended March 31, 1996, compared to 5.5% incurred during the three months ended March 31, 1995. General and administrative expenses increased during the quarter due to BusLogic acquisition expenses, higher bonuses and increased recruiting costs and compensation and benefit expenses as a result of the addition of employees. Legal expenses also increased over those incurred during the first quarter of 1995. The Company anticipates, except for the expenses related to the BusLogic acquisition, that general and administrative expenses will continue to increase during 1996. These expenses may vary as a percentage of net sales in future periods as expenses related to litigation matters are incurred.

INCOME TAXES

     The Company's effective tax rate during the quarter ended March 31, 1996, was 40%, as compared to 35% in the corresponding period of the prior year. The tax rate for the first quarter of 1996 reflects the impact in the reduction of available tax benefits.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 15th day of May 1996.


                                               MYLEX CORPORATION


                                               By /s/  Colleen Gray
                                               _____________________
                                                Colleen Gray
                                                Vice President of Finance and
                                                Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q


                                                                Sequentially
Exhibit No.                     Description                     Numbered Page
- -----------                  -------------------------          -------------
   11.1                      Statement re Computation
                             of Per Share Earnings                  16-17