Form 10-Q/A
period 1996-03-31
MYLEX CORP
filed 1996-05-17
CIK 731619

                                    FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 17th day of May 1996.


                                               MYLEX CORPORATION


                                               By /s/  Colleen Gray
                                               _____________________
                                                Colleen Gray
                                                Vice President of Finance and
                                                Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q/A


                                                                Sequentially
Exhibit No.                     Description                     Numbered Page
- -----------                  -------------------------          -------------
  27.0                       FINANCIAL DATA SCHEDULE                4-7

                                MYLEX CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS, THREE MONTHS ENDED
                                   UNAUDITED
                                  (IN $000'S)
                                                  MAR 31              MAR 31
                                                   1996                1995
                                                -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                  $ 5,125            $ 2,104

     TAX BENEFIT RELATED TO DISQUALIFYING
       DISPOSITIONS OF STOCK OPTIONS                 383                 --
     DEPRECIATION AND AMORTIZATION                   458                319
     AMORTIZATION OF DISCOUNT/PREMIUM ON
       SHORT-TERM MARKETABLE INVESTMENTS             (42)                --
     CHANGES IN OPERATING ASSETS & LIABILITIES
       ACCOUNTS RECEIVABLE, NET                   (5,494)            (4,414)
       INVENTORIES                               (15,461)            (2,092)
       PREPAID EXPENSES AND
         OTHER CURRENT ASSETS                         (5)              (481)
       ACCOUNTS PAYBLE                            11,950              1,843
       ACCRUED LIABILITIES                         2,645              1,294
                                                 --------           ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES    (441)            (1,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                         (1,206)              (308)
     DECREASE(INCREASE) IN OTHER ASSETS              (22)                35
                                                 --------           ---------
NET CASH (USED)PROVIDED BY INVESTING ACTIVITIES   (1,228)              (273)
CASH FLOWS FROM FINACING ACTIVITIES:
     (REPAYMENTS) BORROWINGS AGAINST
       LINE OF CREDIT                                 --             (1,850)
     REPAYMENT OF CAPITAL LEASE OBLIGATIONS         (104)              (102)
     EXERCISE OF STOCK OPTIONS                       463                496
                                                 --------           ----------
NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES      359             (1,456)
                                                 --------           ----------
NET CHANGE IN CASH AND EQUIVALENT                 (1,310)            (3,156)


CASH AND CASH EQUIVALENTS: AT BEGINNING
  OF PERIOD                                      $11,733            $ 8,792
                                                ---------           ---------
                                                ---------           ---------
CASH AND CASH EQUIVALENTS: AT END OF PERIOD      $10,423             $5,636
                                                ---------           ---------
                                                ---------           ---------

CASH PAID DURING THE PERIOD:
     CASH PAID FOR INTEREST                           $6                $57
     CASH PAID FOR INCOME TAXES                     $795               $570




SEE NOTES TO FINANCIAL STATEMENTS