Form 10-Q
period 1996-06-30
MYLEX CORP
filed 1996-08-09
CIK 731619

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended JUNE 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________ to  ___________.

Commission file number 0-13381

                                MYLEX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     FLORIDA                                       59-2291597
- ----------------------------------           -----------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.
incorporation or organization)

34551 Ardenwood Blvd., Fremont, California                     94555
- -------------------------------------------                  --------
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

                                   Yes     X     No
                                        -------    -------

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                 20,783,148 shares
     ----------------------------                 -----------------
                Class                        Outstanding at June 30,1996

PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements


                                MYLEX CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (IN $000'S)

                                                       UNAUDITED
                                                        JUNE 30         DEC 31
ASSETS                                                    1996           1995
                                                       ----------      ---------
CURRENT ASSETS:
     CASH AND EQUIVALENTS                             $    4,835      $  11,733
     SHORT-TERM MARKETABLE INVESTMENTS                    23,175         25,708

     ACCOUNTS RECEIVABLE                                  31,601         23,788
     ALLOWANCE FOR DOUBTFUL ACCOUNTS                        (741)          (707)
                                                       ----------      ---------
     ACCOUNTS RECEIVABLE, NET                             30,860         23,081

     INVENTORIES                                          53,831         26,521
     PREPAID EXPENSES & OTHER CURRENT ASSETS               7,026          4,444
                                                       ----------      ---------
               TOTAL CURRENT ASSETS                   $  119,727      $  91,487

PROPERTY AND EQUIPMENT, NET                                4,403          3,021
OTHER ASSETS                                                 134            112
                                                       ----------      ---------

               TOTAL ASSETS                           $  124,264      $  94,620
                                                       ----------      ---------
                                                       ----------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                 $   25,067      $  12,243
     ACCRUED LIABILITIES                                   4,143          5,969
     CURRENT PORTION OF LONG-TERM
          CAPITAL LEASE OBLIGATIONS                          261            308
                                                       ----------      ---------
               TOTAL CURRENT LIABILITIES              $   29,471      $  18,520

LONG-TERM CAPITAL LEASE OBLIGATIONS                           72            203

STOCKHOLDERS' EQUITY
     COMMON STOCK                                            204            196
     ADDITIONAL PAID-IN CAPITAL                           61,400         52,310
     RETAINED EARNINGS                                    33,117         23,391
                                                       ----------      ---------
          TOTAL STOCKHOLDERS' EQUITY                   $  94,721      $  75,897
                                                       ----------      ---------
               TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY                  $ 124,264      $  94,620
                                                       ----------      ---------
                                                       ----------      ---------




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                    UNAUDITED
                     (IN $000'S, EXCEPT FOR PER SHARE DATA)



                                                                 JUNE 30        JUNE 30
                                                                   1996           1995
                                                                ----------      ---------
NET SALES                                                      $   45,411      $  28,601
COST OF SALES                                                      28,449         17,120
                                                                ----------      ---------
     GROSS PROFIT                                                  16,962         11,481
OPERATING EXPENSES:
     SELLING AND MARKETING                                          3,559          3,020
     RESEARCH AND DEVELOPMENT                                       4,118          2,099
     GENERAL AND ADMINISTRATION                                     1,914          1,993
                                                                ----------      ---------

          TOTAL OPERATING EXPENSES                              $   9,591       $  7,112
                                                                ----------      ---------

OPERATING PROFIT                                                $   7,373       $  4,369

INTEREST INCOME                                                       323             67
INTEREST EXPENSE                                                       (8)           (27)
OTHER EXPENSE                                                         (12)           (24)
                                                                ----------      ---------

INCOME BEFORE TAXES                                             $   7,674       $  4,385

INCOME TAX EXPENSE                                                  3,073          1,534
                                                                ----------      ---------

          NET INCOME                                            $   4,601       $  2,851
                                                                ----------      ---------
                                                                ----------      ---------

EARNINGS PER COMMON SHARE:

     PRIMARY                                                    $    0.21        $  0.15
     FULLY DILUTED                                              $    0.21        $  0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands of shares):

     PRIMARY                                                       21,725         18,808
     FULLY DILUTED                                                 21,725         18,980




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS, SIX MONTHS ENDED
                                    UNAUDITED
                    (IN $000'S, EXCEPT FOR PER SHARE DATA)



                                                                 JUNE 30        JUNE 30
                                                                   1996           1995
                                                                ----------      ---------
NET SALES                                                       $  93,908       $ 52,532
COST OF SALES                                                      58,416         31,740
                                                                ----------      ---------
     GROSS PROFIT                                                  35,492         20,792
OPERATING EXPENSES:
     SELLING AND MARKETING                                          7,316          5,790
     RESEARCH AND DEVELOPMENT                                       7,287          4,061
     GENERAL AND ADMINISTRATION                                     5,340          3,316
                                                                ----------      ---------

          TOTAL OPERATING EXPENSES                              $  19,943       $ 13,167
                                                                ----------      ---------

OPERATING PROFIT                                                $  15,549       $  7,625

INTEREST INCOME                                                       753            109
INTEREST EXPENSE                                                      (14)           (85)
OTHER EXPENSE                                                         (72)           (27)
                                                                ----------      ---------

INCOME BEFORE TAXES                                             $  16,216       $  7,622

INCOME TAX EXPENSE                                                  6,490          2,667
                                                                ----------      ---------

          NET INCOME                                            $   9,726       $  4,955
                                                                ----------      ---------
                                                                ----------      ---------

EARNINGS PER COMMON SHARE:

     PRIMARY                                                    $    0.45        $  0.27
     FULLY DILUTED                                              $    0.45        $  0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands of shares):

     PRIMARY                                                      $21,640        $18,685
     FULLY DILUTED                                                $21,652        $18,974




SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
             CONSOLIDATED STATEMENTS OF CASH FLOWS, SIX MONTHS ENDED
                                    UNAUDITED
                                   (IN $000'S)


                                                                  JUNE 30        JUNE 30
                                                                   1996            1995
                                                                ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                 $   9,724       $  4,955

     DEPRECIATION AND AMORTIZATION                                    946            664
     AMORTIZATION OF DISCOUNT/PREMIUM ON SHORT-TERM
          MARKETABLE INVESTMENTS                                      (67)           -
     CHANGES IN OPERATING ASSETS & LIABILITIES
          ACCOUNTS RECEIVABLE, NET                                 (7,779)        (4,586)
          INVENTORIES                                             (27,310)        (9,313)
          PREPAID EXPENSES AND
              OTHER CURRENT ASSETS                                    430           (685)
          ACCOUNTS PAYABLE                                         12,824          5,600
          ACCRUED LIABILITIES                                         779            659
                                                                ----------      ---------

NET CASH USED BY OPERATING ACTIVITIES                           $ (10,451)      $ (2,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                          (2,328)          (616)
     REDEMPTION OF SHORT TERM INVESTMENTS                           2,600            -
     DECREASE(INCREASE) IN OTHER ASSETS                               (22)            35
                                                                ----------      ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 $    250       $   (581)

CASH FLOWS FROM FINANCING ACTIVITIES:
     BORROWINGS AGAINST LINE OF CREDIT                                -              150
     REPAYMENT OF CAPITAL LEASE OBLIGATIONS                          (178)          (208)
     EXERCISE OF STOCK OPTIONS                                      3,274            788
     EMPLOYEE STOCK PURCHASE                                          207            -
                                                                ----------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        $  3,303        $   730
                                                                ----------      ---------

NET DECREASE IN CASH                                             $ (6,898)       $(2,557)


CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD                $ 11,733        $ 8,792
                                                                ----------      ---------
                                                                ----------      ---------

CASH AND CASH EQUIVALENTS: AT END OF PERIOD                      $  4,835        $ 6,235
                                                               ----------      ---------
                                                               ----------      ---------

     NON-CASH FINANCING AND INVESTMENT ACTIVITIES:

           TAX BENEFITS RELATED TO DISQUALIFYING
                 DISPOSITION OF STOCK OPTIONS                    $  5,617        $   375

     CASH PAID DURING THE PERIOD:

     CASH PAID FOR INTEREST                                      $     14        $    84

     CASH PAID FOR INCOME TAXES                                  $  5,297        $ 2,675






SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended June 30, 1996, are not necessarily indicative of the operating results for the full year.

     PER SHARE DATA

     Primary earnings per share is based on the weighted average common and, when dilutive, common equivalent shares outstanding during each period. Common equivalent shares consist of dilutive shares issuable upon the exercise of stock options.

NOTE B.   INVENTORIES (in $000's)

                                  June 30,       December 31,
                                    1996            1995
                                  ---------     ------------
          Raw Material             $34,345        $17,665
          Work-in-process            9,676          6,588
          Finished Goods             9,760          2,268
                                  ---------     ------------
          Total                    $53,831        $26,521

NOTE C.   MERGER WITH BUSLOGIC

     In February 1996, the Company closed a business combination pursuant to which it issued 2,710,738 shares of its common stock for all of the capital stock of BusLogic Inc. (BusLogic), a supplier of storage input/output solutions for use in network file servers, personal computers, and workstations. This business combination has been accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations, financial position and cash flows of BusLogic. There were no significant transactions between the Company and BusLogic prior to the combination, which required elimination, and no adjustments were required to conform accounting policies.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATION

     Mylex designs, manufactures and markets RAID controllers that provide high performance, capacity enhancing fault tolerant storage and input/output solutions for client/server computer networks. Mylex controllers integrate the Company's proprietary ASICs, firmware and software with standard industry components. More than twenty leading network file server and storage subsystem OEMs, including IBM, Hewlett-Packard Company, Digital Equipment Corporation, and NEC, have designed Mylex RAID controllers into their server and storage subsystem products. The Company was incorporated under the laws of the State of Florida in May 1983. The Company also designs, manufactures and markets through Bus Logic, Inc., its wholly-owned subsidiary high performance SCSI (Small Computer System Interface) I/O solutions (i.e. Host Bus Adapters) used in network file servers, personal computers and work stations. The shareholders of the Company have approved the reincorporation of the Company to Delaware.

     During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 88% of the Company's net sales during the first six months of 1996. Host bus adapter products produced by Bus Logic attributed 10% of net sales in the first six months of 1996.

     The trend toward client/server computing that began in the mid-1980's has placed particular demands on network storage systems and related I/O functions. The development of faster microprocessors and more robust computer bus architectures in network systems has often outstripped the capabilities of data storage and I/O technologies, leading to systems "bottlenecks." To alleviate or avoid such bottlenecks, networks require continual improvements in stored data retrieval speed. In addition, the development of more complex applications and operating systems has created the need for increased network storage capacity. Meanwhile, the mission critical, enterprise-wide nature of networked computing often requires a high level of "fault tolerance," or the ability to preserve data from loss and to provide uninterrupted system service even if an individual data storage device fails. The emergence of data-intensive applications such as multimedia and video-on-demand are further driving the demands for speed, capacity and reliability in network storage devices.

     RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. MYLEX RAID controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the recently introduced PCI bus standard represented a majority of the Company's disk array product sales in 1996. Along with the technology that the Company has developed for the RAID market, the Company believes that its acquisition of BusLogic should strengthen the Company by adding significant SCSI technology and ASIC (Application Specific Integrated Circuit) development capabilities.

     As of August 1, 1996, the Company had approximately 400 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1996 the Company financed its operations primarily from existing cash balances, cash generated from the exercise of stock options by the Company's employees and cash generated from operations.

     As of June 30, 1996, the Company's working capital increased to $90.3 million from $73.0 million at December 31, 1995. This increase in working capital was due primarily to a $27.3 million increase in inventories, a $7.8 million growth in accounts receivable and a $1.8 million reduction in accrued liabilities. This was offset by decreases in cash of $6.9 million or in short term marketable securities of $2.5 million and a $12.9 million increase in accounts payable, for a net increase in working capital of $17.3 million.

     Cash balances decreased by $6.9 million from $11.7 million at December 31, 1995, to $4.8 million at June 30, 1996. This decline in the cash balance is due primarily to the funding of operations, primarily to purchase inventory, and capital expenditures. Short term marketable investments are $23.2 million, a decrease of $2.5 million from December 31, 1995. This decrease was due to the maturing of an investment.

     The Company has signed an agreement with Comerica Bank for an unsecured revolving line of credit which expires June 30, 1998. The line of credit bears interest at either the Bank's prime rate, or Eurodollar or Libor option rate plus 1 3/4%, which is decided at the time of the advance to the Company. The line of credit is subject to an overall limit of $20,000,000. The Bank's agreement with the Company contains covenants that relate to profitability, maintenance of specific finance ratios and limits on indebtedness without prior consent of the Bank.

     The Company presently expects to finance near-term and long-term operations and capital requirements through cash provided by continuing operations, existing cash balances, short term investments and borrowings under the revolving bank line of credit. However, there can be no assurance that the Company will not require additional financing over the long term, or, if required, that such financing will be available on terms favorable to the Company.

     Accounts payable increased to $25.1 million at June 30, 1996, compared to $12.2 million at December 31, 1995, an increase of $12.9 million, or 106%. This increase in accounts payable was principally due to increased inventory levels to meet customer needs while the Company's transitions to a turnkey manufacturing strategy. The Company built approximately one month of finished goods to better service our distribution customers as well as respond to increases in demand. Additionally there were changes in inventory planning, which resulted in the increase of key components such as ASIC chips.

     Net accounts receivable increased to $30.9 million at June 30, 1996, compared to $23.1 million at December 31, 1995, an increase of $7.8 million or 34%. This increase was attributable to a 12% increase in sales from the fourth quarter of 1995 to the second quarter of 1996.

RESULTS OF OPERATIONS

     SALES AND GROSS PROFITS. The Company's net sales for the three months ended June 30, 1996, totaled $45.4 million, compared to $28.6 million for the corresponding period of fiscal year 1995, an increase of approximately 59%. Sales increased primarily due to increased shipments of the Company's PCI bus disk array products, which more than offset the decline in sales of the Company's older EISA bus disk array controllers, 486 and pentium based system boards, older non-PCI host bus adapters and other peripheral products during the second quarter of 1996, as compared to the second quarter of 1995. Sales have not been significantly impacted by inflation over the last three fiscal years.

     Gross profit for the three months ended June 30, 1996, was $17.0 million or 37% of net sales, compared to $11.5 million or 40% of net sales for the same period in 1995. The increase in gross profit was attributable to the 59% increased in sales volume over the three months ended June 30, 1995. The gross margin percentage declined due to the higher margin host adapter products of BusLogic representing lower sales volumes and a decreased percentage of the product mix. Gross profit margin on the RAID products decreased in the second quarter of 1996 as compared to the quarter one year ago, due to incremental turnkey manufacturing related expenses of approximately $800 thousand which occurred during the quarter. The Company expects additional price competition for its products which will create pressure on the Company's gross margin. The Company is taking steps to introduce feature and performance improved disk array and host adapter products and to further reduce production and material costs in its effort to offer competitive prices for its products without significantly affecting its gross margin. However, there can be no assurance that the Company will be able to develop and introduce such products in a timely manner or that such products will gain or sustain market acceptance or that it will be able to further reduce production or material costs.

     The Company's two largest customers during the second quarter of 1996 were Hewlett Packard ("HP") and Digital Equipment Corporation ("DEC"), which each respectively accounted for $8.4 million or 18% of the Company's net sales during that period. The Company's third largest customer during the quarter was IBM which accounted for $6.8 million or 15% of the net sales. While there are OEM agreements in place that define the terms of the sales and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

     The Company's backlog as of June 30, 1996 totaled $19.9 million. This ending backlog represents a $7.6 million increase from the corresponding period of 1995, but a decline of $20.1 million from the first quarter of 1996. The Company attributes the increase in the backlog from the corresponding period of 1995 to the industry wide acceptance of the PCI bus as well as the Company's introduction of its PCI bus RAID controller at least one year earlier than its competition. The decline from the previous quarter of 1996 is attributed to server shipments growth flattening during the first quarter of 1996. This flattened growth is in comparison to server shipments during the previous three quarters which experienced growth of 10% or more per quarter. Consequently, many of the Company's customers adjusted their inventory levels and changed their ordering patterns during the second quarter of 1996. The Company's backlog has increased since the end of the second quarter, though there can be no assurance as to the level of the backlog at the end of the third quarter or there after. Due to industry practice with respect to customer changes in delivery schedules and cancellation of orders, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Of the total $19.9 million backlog at June 30, 1996, all but $2.8 million of the orders would have been scheduled for delivery within the three months ended
September 30, 1996.

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

     Mylex disk array controllers DAC960E, DAC960 Micro Channel, DAC960P, DAC960PD and DAC960PL provide high performance, fault tolerant data storage solutions for EISA, Micro Channel and PCI bus platforms. The Mylex SCSI-to-SCSI disk array controllers (DAC960S/SI) bring the performance of RAID technology to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems.

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

     Despite testing, new products may be affected by quality, reliability or interoperability problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company's competitive position. In addition, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render the Company's products or technologies noncompetitive or obsolete. For example, efforts by the Company's OEM customers and other manufacturers to integrate additional functions into system boards, to use chip sets that incorporate additional functionality, or to design their own controllers, host adapters and other devices, rather than purchase the Company's products, could have a material adverse effect on the Company's business and operating results.

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

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three months ended June 30, 1996, totaled $3.6 million, an increase of $539 thousand or 18% from the corresponding period in 1995. Sales and marketing expenses represented 8% of net sales for the three months ended June 30, 1996, compared to 11% incurred during the three months ended June 30, 1995. Increases in sales and marketing expenditures resulted from increased head count and higher compensation and commission expenses, as well as increased advertising, promotional and travel expenses. The decrease in the sales and marketing expenses as a percent of sales is attributable to the 59% increase in sales from the comparable period last year.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three months ended June 30, 1996, totaled $4.1 million, an increase of 95% from the $2.1 million incurred during the corresponding period in 1995. Research and development expenses represented 9% of net sales for the three months ended June 30, 1996, as compared to 7% in the comparable 1995 quarter. Research and development expenses increased during the second quarter of 1996 due, in part, to the establishment of an R&D facility in Boulder, Colorado and to increased staffing expense resulting from higher salaries and increased head count at the Company's Fremont and Santa Clara locations. The Company has increased its investment in research and development activities during the first half of 1996 in an effort to continue its strategy of maintaining leadership in the RAID market, to take advantage of its existing and prospective SCSI host adapter technology and to diversify its future product offerings. However, no assurance can be given that such leadership will be maintained, that the Company will take advantage of its SCSI host adapter technology or that the Company will be able to diversify with new product offerings.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended June 30, 1996, totaled $1.9 million, a decrease of $79 thousand or 4% from the corresponding period of 1995. General and administrative expenses totaled 4% of net sales for the three months ended June 30, 1996, compared to 7% incurred during the three months ended June 30, 1995. General and administrative expenses decreased due to lower legal costs in the second quarter of 1996. These expenses may vary as a percentage of net sales in future periods as expenses related to litigation matters are incurred.

INCOME TAXES

     The Company's effective tax rate during the quarter ended June 30, 1996, was 40%, as compared to 35% in the corresponding period of the prior year. The tax rate for the first half of 1996 reflects the impact in the reduction of available tax benefits.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The 1996 annual meeting of the shareholders was held on April 30, 1996. The results of the shareholder vote are listed below.

Election of Directors:

Mr. Ismael Dudhia             vote for       15,861,477
                              vote withheld  216,342

Dr. M. Yaqub Mirza            vote for       15,790,782
                              vote withheld  287,037

Dr. Inder M. Singh            vote for       15,796,974
                              vote withheld  280,845

Mr. Richard Love              vote for       15,790,333
                              vote withheld  287,486

Mr. Al Montross               vote for       15,800,489
                              vote withheld  277,330

Mr. Stephen McKenzie          vote for       15,799,438
                              vote withheld  278,381


Proposal to amend the Company's Articles of Incorporation to increase the authorized shares of the Company's Common Stock from 25,000,000 to 40,000,000 - votes for 15,532,049, votes against 385,909 and votes abstaining 36,380. Shares not voted were 123,481.

Proposal to adopt the Company's 1995 Employee Stock Purchase Plan - votes for 15,440,200, votes against 314,393 and votes abstaining 42,295. Shares not voted were 280,931.

Proposal to approve the Company's changing the state of incorporation from Florida to Delaware - votes for 11,203,314, votes against 461,807 and votes abstaining 21,714. Shares not voted were 4,390,984.

Proposal to amend the 1993 Stock Option Plan to increase the number of shares subject thereto by 850,000 - votes for 11,940,184, votes against 3,807,924 and votes abstaining 48,780. Shares not voted were 280,931.

Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending December 31, 1996 - votes for 15,925,791, votes against 9,517 and votes abstaining 19,030. Shares not voted were 123,481.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 9th day of August 1996.


                                        MYLEX CORPORATION


                                        By /s/  Colleen Gray
                                           -------------------------------
                                           Colleen Gray
                                           Vice President of Finance and
                                           Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q


                                                            Sequentially
Exhibit No.    Description                                  Numbered Page
- -----------    -----------                                  -------------
     11.1      Statement re Computation
               of Per Share Earnings                            19-20

     10.21.1   Revolving Credit Loan Agreement with
               Comerica Bank,  dated June 28, 1996