Form 10-Q
period 1996-09-30
MYLEX CORP
filed 1996-11-14
CIK 731619

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended September 30, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________ to  ___________.

Commission file number 0-13381

                                MYLEX CORPORATION
             ______________________________________________________
             (Exact name of registrant as specified in its charter)

          FLORIDA                                        59-2291597
_____________________________                 ________________________________
(State or other jurisdiction of               (IRS Employer Identification No.
incorporation or organization)

34551 Ardenwood Blvd., Fremont, California                           94555
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

                             Yes     X     No
                                 ---------   ----------

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      Common Stock, $.01 par value                 20,955,875 shares
      ------------------------------        --------------------------------
             Class                          Outstanding at September 30,1996

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                MYLEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (IN $000'S)



                                                   UNAUDITED
                                                     SEP 30            DEC 31
ASSETS                                                1996              1995
                                                   ---------         ---------
CURRENT ASSETS:
  CASH AND EQUIVALENTS                             $  14,840         $  11,733
  SHORT-TERM MARKETABLE INVESTMENTS                   11,156            25,708

  ACCOUNTS RECEIVABLE                                 27,775            23,788
  ALLOWANCE FOR DOUBTFUL ACCOUNTS                       (486)             (707)
                                                   ---------         ---------
  ACCOUNTS RECEIVABLE, NET                            27,289            23,081

  INVENTORIES                                         49,959            26,521
  PREPAID EXPENSES and OTHER CURRENT ASSETS            7,591             4,444
                                                   ---------         ---------
      TOTAL CURRENT ASSETS                         $ 110,835         $  91,487

PROPERTY AND EQUIPMENT, NET                            5,074             3,021
OTHER ASSETS                                             171               112
                                                   ---------         ---------

      TOTAL ASSETS                                 $ 116,080         $  94,620
                                                   ---------         ---------
                                                   ---------         ---------
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                 $   9,305         $  12,243
  ACCRUED LIABILITIES                                  6,588             5,969
  CURRENT PORTION OF LONG-TERM
    CAPITAL LEASE OBLIGATIONS                            212               308
                                                   ---------         ---------
      TOTAL CURRENT LIABILITIES                    $  16,105         $  18,520

LONG-TERM CAPITAL LEASE OBLIGATIONS                       72               203

STOCKHOLDERS' EQUITY
  COMMON STOCK                                           206               196
  ADDITIONAL PAID-IN CAPITAL                          62,373            52,310
  NOTE RECEIVABLE FROM STOCKHOLDER                      (310)                -
  RETAINED EARNINGS                                   37,634            23,391
                                                   ---------         ---------
    TOTAL STOCKHOLDERS' EQUITY                     $  99,903         $  75,897
                                                   ---------         ---------
      TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                      $ 116,080         $  94,620
                                                   ---------         ---------
                                                   ---------         ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                    UNAUDITED
                       (IN $000'S, EXCEPT FOR SHARE DATA)


                                                     SEP 30             SEP 30
                                                       1996              1995
                                                   ---------         ---------
NET SALES                                          $  42,206         $  34,505
COST OF SALES                                         25,517            21,090
                                                   ---------         ---------

     GROSS PROFIT                                     16,689            13,415
OPERATING EXPENSES:
     SELLING AND MARKETING                             3,419             2,828
     RESEARCH AND DEVELOPMENT                          4,628             2,283
     GENERAL AND ADMINISTRATIVE                        2,068             3,015
                                                   ---------         ---------
          TOTAL OPERATING EXPENSES                 $  10,115         $   8,126
                                                   ---------         ---------

OPERATING PROFIT                                   $   6,574         $   5,289

INTEREST INCOME                                          273                74
INTEREST EXPENSE                                          (4)              (72)
OTHER EXPENSE                                            (83)              (52)
                                                   ---------         ---------

INCOME BEFORE TAXES                                $   6,760         $   5,239

INCOME TAX EXPENSE                                     2,242             2,087
                                                   ---------         ---------

          NET INCOME                               $   4,518         $   3,152
                                                   ---------         ---------
                                                   ---------         ---------
EARNINGS PER COMMON SHARE:

     PRIMARY                                       $    0.21         $    0.16
     FULLY DILUTED                                 $    0.21         $    0.16

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     PRIMARY                                          21,439            19,487
     FULLY DILUTED                                    21,459            19,543

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS, NINE MONTHS ENDED
                                    UNAUDITED
                       (IN $000'S, EXCEPT FOR SHARE DATA)


                                                     SEP 30             SEP 30
                                                       1996              1995
                                                   ---------         ---------
NET SALES                                          $ 136,117         $  87,037
COST OF SALES                                         83,934            52,830
                                                   ---------         ---------

     GROSS PROFIT                                     52,183            34,207
OPERATING EXPENSES:
     SELLING AND MARKETING                            10,731             8,618
     RESEARCH AND DEVELOPMENT                         11,918             6,345
     GENERAL AND ADMINISTRATIVE                        7,408             6,330
                                                   ---------         ---------

          TOTAL OPERATING EXPENSES                 $  30,057         $  21,293
                                                   ---------         ---------

OPERATING PROFIT                                   $  22,126         $  12,914

INTEREST INCOME                                        1,026               183
INTEREST EXPENSE                                         (18)             (156)
OTHER EXPENSE                                           (159)              (80)
                                                   ---------         ---------

INCOME BEFORE TAXES                                $  22,975         $  12,861

INCOME TAX EXPENSE                                     8,733             4,753
                                                   ---------         ---------
          NET INCOME                               $  14,242         $   8,108
                                                   ---------         ---------
                                                   ---------         ---------
EARNINGS PER COMMON SHARE:

     PRIMARY                                       $    0.66          $   0.43
     FULLY DILUTED                                 $    0.66          $   0.42

AVERAGE COMMON SHARES OUTSTANDING:

     PRIMARY                                          21,593            19,023
     FULLY DILUTED                                    21,593            19,316

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS, NINE MONTHS ENDED
                                    UNAUDITED
                                   (IN $000'S)


                                                              SEP 30               SEP 30
                                                               1996                 1995
                                                             ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                              $  14,243            $  8,108
     DEPRECIATION AND AMORTIZATION                               1,363               1,096
     AMORTIZATION OF DISCOUNT/PREMIUM ON SHORT-TERM
          MARKETABLE INVESTMENTS                                  (113)                  -
     CHANGES IN OPERATING ASSETS & LIABILITIES
          ACCOUNTS RECEIVABLE, NET                              (4,208)             (7,731)
          INVENTORIES                                          (23,438)             (8,716)
          PREPAID EXPENSES AND
          OTHER CURRENT ASSETS                                    (135)             (1,151)
          ACCOUNTS PAYABLE                                      (2,938)              4,203
          ACCRUED LIABILITIES                                    3,574               2,441
                                                             ---------           ---------
NET CASH USED BY OPERATING ACTIVITIES                        $ (11,652)          $  (1,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
     CAPITAL EXPENDITURES                                       (3,416)             (1,212)
     REDEMPTION OF SHORT-TERM INVESTMENTS                       14,665                   -
     DECREASE(INCREASE) IN OTHER ASSETS                            (59)                 35
                                                             ---------           ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             $  11,190           $  (1,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
     PAYMENTS AGAINST LINE OF CREDIT                                 -              (2,350)
     REPAYMENT OF CAPITAL LEASE OBLIGATIONS                       (227)               (315)
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                     3,589                 981
     PROCEEDS FROM PURCHASES UNDER EMPLOYEE
          STOCK PURCHASE PLAN                                      207                   -
     PROCEEDS FROM SECONDARY STOCK OFFERING                          -              32,739
                                                             ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    $   3,569           $  31,055
                                                             ---------           ---------

NET INCREASE IN CASH AND EQUIVALENTS                         $   3,107           $  28,128

CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD            $  11,733           $   8,792
                                                             ---------           ---------
                                                             ---------           ---------
CASH AND CASH EQUIVALENTS: AT END OF PERIOD                  $  14,840           $  36,920
                                                             ---------           ---------
                                                             ---------           ---------
NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
     TAX BENEFIT RELATED TO DISQUALIFYING DISPOSITION
          OF STOCK OPTIONS                                   $   5,967           $     588

CASH PAID DURING THE PERIOD:
     CASH PAID FOR INTEREST                                  $      18           $     156
     CASH PAID FOR INCOME TAXES                              $   5,297           $   4,735

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the operating results for the full year.

     PER SHARE DATA

     Earnings per share is based on the weighted average common and, when dilutive, common equivalent shares outstanding during each period, using the treasury stock method. Common equivalent shares consist of dilutive shares issuable upon the exercise of stock options and warrants.

NOTE B.   INVENTORIES (in $000's)

                                 September 30,                December 31,
                                    1996                         1995
                                 -------------                ------------

          Raw Material              $30,926                     $17,665
          Work-in-process             9,458                       6,588
          Finished Goods              9,575                       2,268
                                 -------------                ------------
          Total                     $49,959                     $26,521

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

NOTE E.  SUBSEQUENT EVENT

     On October 24, 1996, the Company offered option holders under the 1993 Stock Option Plan, other than Directors, the opportunity to have outstanding options repriced to the then current fair market value of the Company's common stock of $12.875 per share. Each of the vesting dates for each repriced options will be extended six months. As of the date of the offer, 516,591 shares were subject to this repricing offer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

     Mylex designs, manufactures and markets RAID controllers that provide high performance, capacity enhancing fault tolerant storage and input/output solutions for client/server computer networks. Mylex controllers integrate the Company's proprietary ASICs, firmware and software with standard industry components. More than twenty leading network file server and storage subsystem OEMs, including IBM, Hewlett-Packard Company, Digital Equipment Corporation, and NEC, have designed Mylex RAID controllers into their server and storage subsystem products. The Company also designs, manufactures and markets through BusLogic, Inc., its wholly-owned subsidiary, high performance SCSI (Small Computer System Interface) I/O solutions consisting of host bus adapters and SCSI chips (integrated circuts) used in network file servers, personal computers and work stations. The Company was incorporated under the laws of the State of Florida in May, 1983. The shareholders of the Company have approved the reincorporation of the Company to Delaware.

     During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address network security or management and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID (Redundant Array of Independent Disks) controller product into the personal computer network market. Sales of RAID controller products grew rapidly from 1992 through 1995, and represented 88% of the Company's net sales during the first nine months of 1996. Host bus adapter products produced by BusLogic contributed 10% of net sales in the first nine months of 1996.

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

     RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. Mylex RAID controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the recently introduced PCI bus standard represented a substantial majority of the Company's disk array product sales in 1996.
Along with the technology that the Company has developed for the RAID market, the Company believes that its acquisition of BusLogic should strengthen the Company by adding significant SCSI technology and ASIC (Application Specific Integrated Circuit) development capabilities.

     As of October 27, 1996, the Company had approximately 375 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.


LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 1996 the Company financed its operations primarily from existing cash balances, liquidation of marketable investments, cash generated from the exercise of stock options by the Company's employees and cash generated from operations.

     As of September 30, 1996, the Company's working capital increased to $94.7 million from $73.0 million at December 31, 1995. This increase in working capital was due primarily to a $23.4 million increase in inventories, a $4.2 million growth in accounts receivable, $3.1 million increases in both cash and prepaid expense balances and a $2.9 million decrease in accounts payable. This was offset by decreases in short term marketable securities of $14.7 million and a $.6 million increase in accrued liabilities, for a net increase in working capital of $21.7 million.

     Cash balances increased by $3.1 million from $11.7 million at December 31, 1995, to $14.8 million at September 30, 1996. This rise in the cash balance is due primarily to the liquidation of short term marketable securities and cash generated from operations. Short term marketable investments were $11.1 million, a decrease of $14.7 million from December 31, 1995. This decrease was due to the sale of $10.1 million of investments and the maturing of $4.6 million of investments.

     The Company has an agreement with Comerica Bank for an unsecured revolving line of credit which expires June 30, 1998. The line of credit bears interest at either the Bank's base rate, or Eurodollar or Libor option rate plus 1 3/4%, which is determined by the Company at the time of each advance. The line of credit is subject to an overall limit of $20,000,000. The Bank's agreement with the Company contains covenants that relate to profitability, maintenance of specific financial ratios and limits on indebtedness without the prior consent of the Bank.

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

     Accounts payable decreased to $9.3 million at September 30, 1996, compared to $12.2 million at December 31, 1995, a reduction of $2.9 million, or 24%. This decrease in accounts payable was principally due to the Company instituting an inventory reduction program during the quarter ending September 30, 1996. Consequently, raw material purchases during the third quarter were at a lower level than raw material purchases during the fourth quarter of 1995.

     Net accounts receivable increased to $27.3 million at September 30, 1996, compared to $23.1 million at December 31, 1995, an increase of $4.2 million or 18%. This increase was attributable to a majority of the third quarter shipments occurring in the last half of the quarter.

RESULTS OF OPERATIONS

     SALES AND GROSS PROFITS. The Company's net sales for the three months ended September 30, 1996, totaled $42.2 million, compared to $34.5 million for the corresponding period of fiscal year 1995, an increase of approximately 22%. Sales increased primarily due to increased shipments of the Company's PCI bus disk array products, which more than offset the decline in sales of the Company's older EISA bus disk array controllers, 486 and pentium based system boards, older non-PCI bus host bus adapters (HBA) and other peripheral products during the third quarter of 1996, as compared to the third quarter of 1995. The Company's HBA shipments are going through a similar transition as the Company's RAID product shipments. Non-PCI HBA shipments have been declining throughout the year, and have been replaced by PCI HBA shipments. Sales have not been significantly impacted by inflation over the last three fiscal years.

     Gross profit for the three months ended September 30, 1996, was $16.7 million or 39.5% of net sales, compared to $13.4 million or 38.9% of net sales for the same period in 1995 or an increase of $3.3 million. This increase in gross profit was attributable to the 22% increase in net sales over the three months ended September 30, 1995. The gross margin percentage improved slightly due primarily to the reduction in material cost, in particular the cost of simm memory modules. The Company expects additional price competition for its products which will create pressure on the Company's gross margin. The Company is taking steps to introduce feature and performance improved disk array and host adapter products and to further reduce production and material costs in its effort to offer competitive prices for its products without significantly affecting its gross margin. However, there can be no assurance that the Company will be able to develop and introduce such products in a timely manner or that such products will gain or sustain market acceptance or that it will be able to further reduce production or material costs.

     The Company's largest customer during the third quarter of 1996 was Hewlett Packard ("HP"), which accounted for $8.0 million or 19% of the Company's net sales during that period. The Company's second largest customer during the quarter was IBM, which accounted for $4.8 million or 11% of the net sales. While there are OEM agreements in place that define the terms of the sales and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

     The Company's backlog as of September 30, 1996 totaled $11.3 million. This ending backlog represents a $12.5 million decrease from the corresponding period of 1995, and a decline of $8.6 million from the second quarter of 1996. The Company attributes the decrease in the backlog to the industry wide slow down in server shipment growth in 1996. The Company believes that this trend has heightened the level of caution amongst the Company's largest customers. This lowered growth rate in 1996 is in comparison to server shipment growth of 10% or more per quarter during 1995. Consequently, many of the Company's customers adjusted their inventory levels and changed their ordering patterns during 1996. Due to this changed ordering pattern by its customers and, conversely, industry practice with respect to customer changes in delivery schedules and cancellation of orders, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Of the total $11.3 million backlog at September 30, 1996, all but $375 thousand of the orders would, in the ordinary course, be scheduled for delivery within the three months ending December 31, 1996.

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

Raid Controllers

     Each bus-based Mylex RAID controller includes a proprietary application specific integrated circuit, or "ASIC," that serves as an interface with the host computer, an Intel i960 RISC processor, up to five SCSI channels to manage the transfer of data to and from the disk drives in the array and a dynamic cache memory ranging in size from 2 to 64 MB, depending on the product, to buffer the transfer of information to and from the disks. The controller also includes Mylex firmware residing on an EEPROM that implements the RAID algorithms and the algorithms necessary for the cache and supporting software, including I/O drivers, configuration utilities and the Company's Global Array Manager software.

     Mylex disk array controllers DAC960E, DAC960 Micro Channel, DAC960P, DAC960PD, DAC960PU and DAC960PL provide high performance, fault tolerant data storage solutions for EISA, Micro Channel and PCI bus platforms. The Mylex SCSI-to-SCSI disk array controllers (DAC960S/SI/SU/SUI/SX) bring the performance of RAID technology to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems.

     Disk array products currently under development include new SCSI to SCSI controllers, a controller optimized for multimedia and video imaging, controllers that will provide for high speed serial interfaces to the host and to disk drives, a low-cost RAID solution and an embedded RAID implementation for the system board. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain market acceptance or that their sales will produce adequate gross margins as competition in the RAID market continues to increase.

Host Adapters

     Through the acquisition of BusLogic in February, 1996, the Company has gained a broad family of SCSI host adapter products and acquired its own SCSI chips. These products provide a common interface to all of today's PC bus architectures, including PCI, VESA, EISA, ISA and Micro Channel. Along with these products, the BusLogic acquisition gives the Company significant SCSI technology and ASIC development capabilities that have enabled the Company to enter the merchant chip business. However, there can be no assurances that any such chips will gain market acceptance.

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as improvements to its PCI and SCSI to SCSI disk array product families, with features that respond to changing customer requirements and competitive products available in the marketplace and have competitive prices. There can be no assurance that the Company will be successful in doing so. The Company understand that several companies have introduced or are attempting to develop products that will compete with the Company's products, particularly its PCI disk array controller products. Delays in product enhancement and development, the emergence of new competitors or the failure of the Company's new products or enhancements to gain or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

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

     All of the Company's RAID controller products are based on the Intel i960 processor. If another company develops a processor for RAID applications which renders the i960 processor noncompetitive, whether as a result of cost, specifications or other advantages of the new processor, or if Intel ceases to produce the i960 processor or support the Company's efforts to develop products based on the i960 processor, the Company will be forced to develop new products based on another processor. Such development efforts will be costly, and there can be no assurance that the Company will be able to timely complete such development efforts or that such products, if developed, will have the same degree of market acceptance and sustainability or the same gross margin as the Company's present RAID products.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three months ended September 30, 1996, totaled $3.4 million, an increase of $591 thousand or 21% from the corresponding period in 1995, but a $140 thousand decrease from the previous quarter. Sales and marketing expenses represented 8% of net sales for the three months ended September 30, 1996, and the three months ended September 30, 1995. Increases in sales and marketing expenditures resulted from increased compensation and commission expenses as a result of the higher level of sales, as well as increased advertising, promotional and travel expenses to support those higher sales, expanded product lines and customer base.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three months ended September 30, 1996, totaled $4.6 million, an increase of 100% from the $2.3 million incurred during the corresponding period in 1995, and an increase of $510 thousand from the previous quarter. Research and development expenses represented 11% of net sales for the three months ended September 30, 1996, as compared to 7% in the comparable 1995 quarter. Research and development expenses increased during the second quarter of 1996 due, in part, to the establishment of an R&D facility in Boulder, Colorado and to increased staffing expense resulting from higher salaries and increased head count at the Company's Fremont and Santa Clara locations. The Company has increased its investment in research and development activities during 1996 in an effort to continue its strategy of attempting to maintaining leadership in the RAID market, to take advantage of its existing and prospective SCSI host adapter technology and to diversify its future product offerings. However, no assurance can be given that such leadership will be maintained, that the Company will be successful in taking advantage of its SCSI host adapter or chips technology or that the Company will be able to diversify with new product offerings.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended September 30, 1996, totaled $2.1 million, a decrease of $947 thousand or 31% from the corresponding period of 1995, and an increase of $154 thousand from the previous quarter. General and administrative expenses totaled 5% of net sales for the three months ended September 30, 1996, as compared to 9% in the comparable 1995 quarter. General and administrative expenses decreased due to lower legal costs in the third quarter of 1996.

INCOME TAXES

     The Company made a retroactive adjustment in the third quarter of 1996 to reflect a year-to-date effective tax rate of 38%. This tax rate of 38% compared to a tax rate of 37% in the corresponding period of the prior year. The third quarter adjustment to the tax rate was the result of the implementation of the Company's tax reduction program, which resulted in a 2% reduction from its tax rate of 40% for the first half of 1996.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 14th day of November 1996.


                                        MYLEX CORPORATION


                                        By \s \  Colleen Gray
                                           ---------------------------
                                             Colleen Gray
                                             Vice President of Finance and
                                             Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q

                                                                  Sequentially
Exhibit No.          Description                                  Numbered Page
-----------          -----------                                  -------------

    11.1            Statement re Computation                           19-20
                    of Per Share Earnings

    27              Financial Data Schedule