Form 10-K
period 1997-01-01
MYLEX CORP
filed 1997-03-31
CIK 731619

                         SECURITIES AND EXCHANGE
                                COMMISSION
                         WASHINGTON, D. C. 20549

                                FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 31, 1996

[ ] Transitional report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File Number 0-13381

                              MYLEX CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

        DELAWARE                            59-2291597
--------------------------------        ------------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)          Identification No.)


    34551 Ardenwood Boulevard
       Fremont, California                           94555
--------------------------------------           ------------
(Address of principal executive office)            (Zip code)

Registrant's telephone number, including area code: 510-796-6100

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No _____

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the closing bid and asked price of the Common Stock on February 28, 1997, as reported on Nasdaq, was $233,321,412. As of February 28, 1997, registrant had outstanding 21,017,655 shares of Common Stock. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

    Parts II and IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 31, 1996. Part III incorporates information by reference from the definitive proxy statement for the 1997 Annual Meeting of Shareholders. To be held May 30, 1997, which proxy statement will be filed in April, 1996.

                               TABLE OF CONTENTS

                                   PART I

                                                           PAGE
                                                           ----
Item  1. Business                                            5

Item  2. Properties                                         16

Item  3. Legal Proceedings                                  16

Item  4. Submission of Matters to a
              Vote of Security Holders                      17

                                   PART II

Item  5. Market for Registrant's Common Equity and
              Related Stockholder Matters                   18

Item  6. Selected Financial Data                            18

Item  7. Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations                                 18

Item  8. Consolidated Financial Statements and
              Supplementary Data                            18

Item  9. Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                          18


                                   PART III

Item 10.  Directors and Executive Officers
              of the Registrant                             19

Item 11. Executive Compensation                             19

Item 12. Security Ownership of Certain
              Beneficial Owners and Management              19

Item 13. Certain Relationships and Related
              Transactions                                  19

                                       PART IV


Item 14.   Exhibits, Consolidated Financial Statements,
              Financial Statement Schedules, and
              Reports on Form 8-K                      20

                                       PART I

ITEM 1.  BUSINESS

GENERAL

Mylex Corporation is a leading producer of RAID technology and network management products. Mylex produces high performance disk array (RAID) controllers, and complementary computer products for network servers, mass storage systems, workstations and system boards. Through its wide range of RAID controllers and its BusLogic line of Ultra_SCSI host adapter products, Mylex provides enabling intelligent I/O technologies that increase network management control, enhance CPU utilization, optimize I/O performance, and ensure data security and availability. Products are sold globally through a network of OEMs, major distributors, VARs and system integrators. Through 1996, more than twenty leading network file server and storage subsystem OEMs, including IBM, Hewlett-Packard Company, Digital Equipment Corporation, NEC and Siemens, had designed Mylex RAID controllers into their server and storage subsystem products. The Company was re-incorporated under the laws of the State of Delaware in December 1996.

In February 1996, Mylex acquired BusLogic Inc., a Santa Clara, California-based supplier of high-performance SCSI (Small Computer Systems Interface) I/O solutions used in network file servers, personal computers and workstations. The acquisition of BusLogic has strengthen Mylex by adding significant SCSI technology and ASIC (Application Specific Integrated Circuit) development capabilities to the Company's capabilities and has broadened the Company's product offering.

During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 87% of the Company's net sales during 1996.

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

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a majority of its disk array product sales in 1996. The Company believes that its proprietary software and firmware as well as its large installed base of RAID units are key competitive advantages in the RAID controller market.

The acquisition of BusLogic made available to the Company a complete line of host bus adapter products to broaden its product offering. The Company now offers host bus adapter products that interface with all common bus interfaces, such as ISA, EISA, VESA, Microchannel and PCI. These products are highly suited to applications that demand high data throughput and low CPU utilization. Consequently, the Company has moved beyond the "single product" stage allowing an offering of product solutions for desktop PC's to large networked systems.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Sales of the Company's RAID controller products accounted for 87% of the Company's net sales in 1996 and 75% of net sales in 1995. Conversely the Company's net sales of its host bus adapters (HBA's) were 11% in 1996 and 21% in 1995. RAID controller products are used principally in personal computer network applications. The use of RAID technology in the personal computer network market has become established over the previous few years, but there can be no assurance that another technology will not replace RAID in the disk array controller marketplace or that there will be widespread acceptance or continuing growth of the use of RAID products in general, or the Company's RAID controllers in particular, in that market. Furthermore, even if the market continues to grow, there can be no assurance that the Company will be able to continue to market and sell its RAID controller products at the same rates, and with the same gross margins, it has experienced to date.

The Company's host adapter product family represents one of the broadest host adapter product offerings available by providing a common interface to all of today's PC bus architectures, including PCI, VESA, EISA, ISA and Micro Channel. These products are typically used in personal computers ranging from the desktop up to file servers and work stations. SCSI, which stands for Small Computer System Interface, is a bus protocol that allows a computer to connect to multiple internal and external peripherals from one slot and which improves I/O performance over other protocols such as ATA, IDE and Enhanced IDE. There can be no assurance that another technology will not replace SCSI in the marketplace, or the Company's SCSI HBA products in particular, in that market. Furthermore, even if the market continues to grow, there can be no assurance that the Company will be able to continue to market and sell its HBA products at the same rates, and with the same gross margins, it experienced in 1996.

In addition, in order to be able to compete successfully in the RAID controller and HBA market, the Company will have to develop and market new RAID controller and HBA products. There can be no assurance that the Company will be able to develop and introduce new RAID controller and HBA products in a timely manner or that any such products will gain or sustain market acceptance.

The Company's revenue depends on a customer base that is concentrated. The Company's three largest customers, Digital Equipment Corporation ("DEC"), International Business Machines ("IBM") and Hewlett-Packard Company ("HP"), collectively accounted for 45% of the Company's net sales in 1996. Sales to DEC alone represented 17% of the Company's net sales during 1996. Other significant customers in 1996 included NEC and Siemens which accounted for 6% and 5% of net sales respectively. The Company has no long-term purchase commitments from its customers, and customers generally may cancel their orders on 30-days notice. Accordingly, there can be no assurance that orders from existing customers, including the Company's principal customers, will continue at their historical levels, or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current customers, particularly a significant customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business and operating results. Although the Company continues to ship products to HP, the level of sales to HP is expected to decline materially in 1997 due to HP's award of a design win for RAID controllers to one of the Company's competitors. Despite the design win by the Company's competitor, the Company has been informed by HP that it will have the opportunity to compete for future design wins at HP during 1997.

The Company's OEM customers have integrated the Company's RAID controller products into their servers and storage subsystems. Any of these OEM customers may choose to develop their own RAID controller products which could be substituted for, and thus reduce or eliminate their purchases of, the Company's RAID controller products. Most of the Company's OEM customers, and particularly its principal customers, have extensive product development experience and expertise, substantial financial resources and ongoing, substantial product development activities. As a result, it is possible that those customers may engage in RAID development programs on a continuing basis. The Company believes that IBM has designed and is now producing its own RAID controller for internal consumption. Sales of RAID controllers during the first quarter of 1997 to IBM are expected to be approximately the same as the previous quarter. Any material reduction in purchases of RAID controller products by any OEM customers as a result of such customer developing its own competing product will materially and adversely affect the Company's business and operating results.

COMPETITION

The markets for the Company's RAID controller and HBA products have been competitive and are likely to become more competitive. Furthermore, there are numerous companies with established reputations in the controller and personal computer related markets, many of which have greater financial, manufacturing and marketing resources than those of the Company. The Company believes that its principal competitors for RAID controllers are American Megatrends (AMI) and Adaptec. The principal competitor for the Company's HBA products is Adaptec. The Company's share of the HBA market is much smaller when compared to Adaptec, and Adaptec has significantly greater financial, manufacturing and marketing resources than the Company.

Some OEMs, such as Compaq, have developed their own RAID controllers.
As noted, the customers historically accounting for the most significant volumes of the Company's sales are major OEMs, any of which could develop their own controllers at any time rather than purchase such products from the Company.

The Company's ability to compete successfully in either the personal computer networking market or the RAID controller and the HBA markets depends upon its ability to continue to develop products that obtain market acceptance, which can be sold at competitive prices, while maintaining adequate gross margin levels, and which are proven to be reliable. Although the Company believes that its RAID controller and HBA products have certain competitive advantages, which include performance and cost, there can be no assurance that the Company will be able to compete successfully in the future in the market for such products or that other companies may not develop products with greater performance or more favorable prices and thus reduce the demand for the Company's products. Furthermore, as more companies enter the RAID controller market, the Company expects to encounter price competition for such products which could materially and adversely affect its gross margins. Currently, price competition for host bus adapter products is quite intensive.

PRODUCTS

During the last half of 1993, the Company shifted its principal activity from the supply of system board products to the manufacture of I/O devices and storage management enhancing computer peripheral products. Additionally, the acquisition of BusLogic in early 1996 has broadened the Company's product offering with a complementary line of host bus adapter. Mylex designs its products to provide solutions for all popular operating systems, including Novell Netware, Windows NT, SCO UNIX, Solaris, Unixware and Banyan. Mylex products also work with all popular hardware platforms. These include personal computer platforms that use PCI, ISA, EISA, and Micro Channel bus architectures and workstation platforms, including Sun Microsystems, Silicon Graphics and IBM RS-6000 workstations that use the Company's SCSI to SCSI products.

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

Mylex disk array controllers DAC960P, DAC960PD, DACPU and DAC960PL provide high performance, fault tolerant data storage solutions for the PCI bus platforms. The Mylex SCSI-to-SCSI disk array controllers (DAC960S/SU/SX) bring the performance of RAID technology to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems.

During 1996, the Company developed a family of RAID products that are scaleable ("Scaleable RAID") and are based on the Company's firmware, RAID co-processor and SCSI controller chips and incorporates Intel's i960*RP I/O co-processor. Together, these RAID products offer a truly scaleable solution that gives OEMs and integrators a choice about how to integrate RAID in environments from the desktop to the superserver. This family of products currently consist of three offerings that can be used by themselves or in combination. The DAC960PG is an extension of the Company's industry leading RAID controller products. It is a complete board level RAID solution that plugs into a standard PCI slot. The DAC960PG can be used in all servers from entry level to superserver. ROME is the Company's RAID on the motherboard implementation and combines the Company's RAID co-processor and SCSI controller chips. This design is targeted to the mid-range departmental server. When used in concert with Mylex's RAID firmware and operating system drivers, ROME will provide RAID functionality in a cost effective package. Finally, the DAC960PC is a hybrid solution that enables RAID ready motherboards with embedded Mylex SCSI channels to be easily upgraded by plugging in a PCI add-in card. This configuration gives the OEM the most flexibility by allowing the option to implement RAID now or at a later time. However, there can be no assurance that scaleable RAID will gain or sustain market acceptance or that their sales will produce adequate gross margins.

Products currently under development include new SCSI to SCSI controllers, a controller optimized for multimedia and video imaging, controllers that will provide for high speed serial interfaces to disk drives, a low-cost RAID solution and a RAID implementation for the system board. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins.

Host Bus Adapters

The Company's host adapter product family represents one of the broadest host adapter product offerings available by providing a common interface to all of today's PC bus architectures, including PCI, VESA, EISA, ISA and Micro Channel. These products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include; disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and be used in a multi-tasking configuration. The Company continues to develop follow on versions of its PCI based products. If these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins. The sales of host bus adapters faltered during 1996 due primarily to the late introduction and slow rate of growth of the new PCI products, this delay was combined with a faster rate of declining sales for the older EISA and microchannel products.

Network Attached Storage Products

In addition to RAID controllers and host bus adapters, the Company is in the process of developing a family of products that represent a new method of adding services to a network based on a new server design that offers advantages in simplicity, cost and performance. These servers belongs to a family of products called AutoNet-TM-. Standard servers are based on personal computer architectures, and while they perform well for many applications they are overly complex and costly for basic network services. The AutoNet server design is anticipated to integrate all of the functions of a server, including a network operating system. Initial applications for the new servers are expected to be in the areas of file service and network attached storage. There can be no assurance that the Company will be able to develop and introduce the AutoNet products in a timely manner or that any such products will gain or sustain market acceptance. In any event, it is not expected that sales of AutoNet products will be material to the Company any earlier than the third quarter of 1997.

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as its new PCI and SCSI to SCSI disk array, HBA products and network attached storage product families, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

Despite testing, new products may be affected by quality, reliability or interoperability problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company's competitive position. In addition, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render the Company's products or technologies noncompetitive or obsolete. For example, efforts by the Company's OEM customers and other manufacturers to integrate additional functions into system boards, to use chip sets that incorporate additional functionality, or to design and utilize their own controllers and other devices rather than purchase the Company's products could have a material adverse effect on the Company's business and operating results.

All of the Company's RAID controller products are based on the Intel i960 family of processor. If another company develops a processor for RAID applications which renders the i960 processor noncompetitive, whether as a result of cost, specifications or other advantages of the new processor, or if Intel ceases to produce the i960 processor or support the Company's efforts to develop products based on the i960 processor, the Company will be forced to develop new products based on another processor. Such development efforts will be costly, and there can be no assurance that the Company will be able to timely complete such development efforts or that such products, if developed, will have the same degree of market acceptance or the same gross margin as the Company's present RAID products.

PRODUCT MANUFACTURE AND SUPPLIERS

Mylex organizes its manufacturing as a continuous flow process. Manufacturing entails placing semiconductors and other electronic components on printed circuit boards and soldering them in place through an automated process. The Company accomplishes all manufacturing through subcontractors that typically use Fuji Surface Mount Technology equipment. This equipment automatically positions and attaches chips and other components to circuit boards, increasing the speed and accuracy of the manufacturing process.

The Company's manufacturing and distribution facility is located at its Fremont, California headquarters. The Company has recently converted to assembling all of its products through subcontract manufacturers who are ISO 9000 certified. Despite its arrangements with local subcontractors, however, there can be no assurance that the Company's manufacturing resources always will be adequate to meet product demand. In late 1996, the Company created a new subsidiary called Mylex Distribution, Inc. with the purpose of establishing a network of forward positioned inventory locations. These locations are strategically situated in eleven different states. The main function of this network of locations is to make available emergency inventory, on a timely basis, to the Company's geographically diverse customer base.


Mylex or its subcontractors perform quality control and inspection procedures throughout the production process to ensure that products meet industry standards. The Company, through its subcontractors, subjects all products to 100% in circuit testing and functional testing is performed at Mylex's facility.

The Company's most critical components are the i960 RISC processor, the Company's applications specific integrated circuits or "ASICs," the SCSI chip and the SIMM memory module. The Company procures the i960 processor from Intel or local distributors and its ASICs, SCSI chip and SIMM modules from Toshiba, Symbios Logic and First Tech Corporation, respectively. Other components are available from several sources at competitive prices.

The Company has no long-term supply contracts. There can be no assurance that the Company will be able to obtain, on a timely basis, all the components it requires. If the

Company cannot obtain critical components as required, it could be unable to meet demand for its products, thereby adversely affecting its operating results. In addition, scarcity of such components could result in cost increases and adversely affect the Company's gross margins.

The Company's need to manufacture products before receiving firm purchase orders, combined with risks of technological obsolescence and rapid shifts in market demand, could result in inventory devaluation or obsolescence, either of which could have a material adverse effect on its operating results.

SALES AND MARKETING

As of December 31, 1996, the Company employed 61 sales and sales support personnel who devoted substantially all their time to marketing, sales, and technical and customer support. The Company plans to increase the number of sales and marketing employees during 1997 to support its expanding customer base that is becoming increasingly international.

Sales to DEC accounted for 17% of net sales in 1996 and 12% of net sales during 1995. Sales to the next two largest customers, IBM and HP, each accounted for an additional 14% of net sales in 1996 and 20% and 14%, respectively, in 1995. During 1996, the Company experienced a broadening of its customer base, but the Company is expecting that a substantial portion of the orders that it receives in 1997 will remain concentrated in a small group of OEM customers. Although there are OEM agreements in place with some of the Company's largest customers that define the terms of sale and support services, these agreements do not include specific quantity commitments and generally allow customers to cancel any orders on 30 days notice. The Company generally sells products on a purchase order basis. As a result, historical sales are not necessarily an accurate indicator of future sales. The majority of the Company's sales are with OEM customers, but the Company does have a growing amount of sales being channeled through distributors, system integrators and VAR's.

The OEM sales process is complex, requiring interaction with several layers of the OEM customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the Company's typical sales cycle is usually four to six months. OEM relationship commitments are generally made at a high level within the customer's organization, and the sales process involves broad participation across the Mylex organization, from the Chief Executive Officer to the engineers who designed the product.

The Company's sales which do not involve OEM's involve the marketing and distribution of the Company's products to system integrators, value added resellers and distributors (who also service major OEM customers in some international markets) throughout the world. Mylex also uses the services of manufacturer representatives in the United States and Canada in this sales channel.

The Company has distribution agreements with distributors, including companies such as Tech Data, Ingram Micro and Avnet Corporation. Mylex also has agreements with various regional and specialty distributors, both domestic and international. The Company also conducts extensive advertising in trade publications, conducts various joint marketing activities with its distributors, and sponsors exhibits at approximately 15 trade shows annually.

The Company, in 1996, renamed BusLogic, Inc. to Mylex International, Inc. and has changed the mission of this wholly-owned subsidiary to become its primary sales and support group. This change is to separate the sales and distribution function of the organization from the operations function so as to better reflect the operating results of each function.


INTERNATIONAL SALES

Sales to customers outside the United States accounted for approximately 65% of the Company's revenue in 1996. Sales to foreign affiliates of U.S. customers are treated as foreign sales. Foreign based corporation such as NEC and Siemens were part of a growing international customer base and posted a combined 47% increase in 1996 sales as compared to 1995. Although there can be no assurance given, the Company expects that international sales will continue to represent a significant portion of the Company's revenue in 1997 and thereafter. This expectation is reinforced by 1996 sales to Japanese based customers that tripled year-over-year.

International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, for example, could make the Company's products less price competitive and, if the Company in the future denominates any of its sales in foreign currencies, could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. In some countries, the laws do not protect the Company's intellectual property rights to the same extent as the laws in the United States.

BACKLOG

The Company's backlog as of December 31, 1996, totaled $7.8 million, as compared to $36.7 million as of December 31, 1995. The decrease in the backlog was attributable to the industry wide slow down in server shipment growth in 1996. The Company believes that this trend has heightened the level of caution among the Company's largest customers. This lowered growth rate in 1996 is in comparison to server shipment growth of 10% or more per quarter during 1995. Consequently, many of the Company's customers adjusted their inventory levels. The impact of the changes in ordering patterns on the backlog is further adversely affected a competitor's RAID controller design win at HP and the resulting reduction of orders in the Company's products.

Because almost all of the orders for the Company's products may be canceled prior to shipment and customers may similarly change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Furthermore, the Company's manufacturing capabilities may not be sufficient, from time to time, to permit it to ship all products subject to a substantial backlog by the shipment dates requested by the respective customer. Of the total $7.8 million backlog at December 31, 1996, all but a small percentage of the orders would have been scheduled for delivery within the three months ended March 31, 1997, unless the orders were canceled or rescheduled by the respective customer.

RESEARCH AND DEVELOPMENT

The Company conducts an active and ongoing research and development engineering program that focuses on the development of new products and new features for the Company's existing products. The Company continues to expand its development activities and now has four engineering groups located in Fremont and Santa Clara, California and in Boulder, Colorado.

As part of its product development strategy, the Company actively seeks cooperative and codevelopment activities with industry leaders in the hardware, software, silicon and systems businesses. For example, the Company worked on a cooperative basis with Intel to include a RAID design reference in the i960*RP I/O processor. The project, which was the culmination of several months of cooperative work, makes it possible to implement RAID using a processor residing on the computer system board. Mylex offers a suite of RAID software and firmware for use with the new i960*RP I/O processors. Additionally, Mylex is now offering a RAID solution that is scaleable, from RAID on the motherboard to a full add-in card solution.

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

EMPLOYEES

As of December 31, 1996, the Company employed 371 people. Those employees included 122 engineering and product development employees, 45 finance and administration employees, 61 employees in the sales, marketing and technical and customer support areas, and 143 manufacturing employees.

Recruitment of personnel in the computer industry, particularly engineers, is highly competitive. The Company believes that its future success will depend in part on its ability to attract and retain highly skilled management, engineers, sales, marketing, finance and technical personnel. There can be no assurance of the Company's ability to recruit and retain the employees that it may require.

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

Certain patents and copyrights owned by others are of critical importance to the high technology electronic product industry segment in which the Company operates. The Company has obtained licenses to certain technology protected by patents and copyrights which the Company believes are adequate for the operation of its business as presently conducted. It is likely that such licenses to produce, use and market new technologies will continue to be important to the Company. In the future, the Company may be required to obtain licenses from others, and there are no assurances that such licenses would be available on terms satisfactory to the Company or at all.

There can be no assurance that third parties will not assert infringement or related indemnity claims against the Company. Asserting the Company's rights or defending against third party claims could involve substantial expense, which could materially and adversely affect the Company's results of operations.

ITEM 2.  PROPERTIES

The Company's headquarters, manufacturing and distribution facilities are located in two facilities with a combined square footage of 133,182 in Fremont, California. The Company also has two engineering facilities, one with approximately 36,000 square feet in Santa Clara and the other with 11,000 square feet in Boulder, Colorado whose lease expires in December, 2000. Approximately 74,000 square feet of the Fremont facilities is leased through April, 2001, while the remaining square footage will be on lease through August, 2004. The lease in Santa Clara expires August, 1997 and the Company intends to locate and lease equivalent space in the same general area upon the expiration of the lease.

ITEM 3.  LEGAL PROCEEDINGS

In October 1994, the former Chief Executive Officer of the Company, Dr. M.A. Chowdry, filed a complaint against the Company and its outside directors, claiming breach of an employment agreement that he entered into with the Company approximately three months prior to his termination as the Company's Chief Executive Officer. The complaint alleges compensatory and consequential damages of over $5 million (which would vary based on the price of the Company's Common Stock) and unspecified punitive damages. The Company has filed a cross complaint against Dr. Chowdry and believes it has meritorious defenses and will vigorously defend this lawsuit. Nonetheless, given the unpredictable nature of legal proceedings, there can be no assurance that the Company will prevail.

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

In April, 1996, another former officer of the Company filed a complaint against the Company and its president alleging breach of contract and violation of the Fair Housing and Employment Act. No specific amount of damages was claimed. On February 10, 1997 the Company reached an agreement to settle the claims in this complaint. The amount of the settlement net of probable insurance proceeds, is not material to the operating results of Mylex for 1996 nor to its financial position as of December 31, 1996. The settlement is expected to result in a charge to after tax earnings during the first quarter of 1997 of approximately $300,000.

In addition to matters discussed above, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable


Safe-Harbor Statement Under Private Securities Litigation Reform Act of
1995: The statements contained in the above Annual Report on Form 10-K, that are not historical facts contain forward-looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties, including, without limitation, demand and competition for the Company's RAID controller products, the ability of the Company to timely ship ordered products, the impact on the Company of its recent acquisition of BusLogic, and other risks or uncertainties detailed in the Company's filings with the Securities and Exchange Commission, particularly the prospectus with respect to its public offering in September 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the information under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 23 of the Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

This information is incorporated by reference from the information under the caption "Selected Five Year Consolidated Financial Data" on page 18 of the Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

All other information regarding management's discussion and analysis of financial condition and results of operations are incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 22 of the Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Mylex Corporation at December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 and the Independent Auditor's Report thereon are incorporated by reference from pages 24 through 36 of the Annual Report to Shareholders for the year ended December 31, 1996.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officer Compensation" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the caption "Executive Officer Compensation" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the information under the caption "Securities Ownership of Management and Principal Stockholders" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following Consolidated Financial Statements of Mylex Corporation and the Independent Auditor's Report, as listed under (a) (1) below, are incorporated herein by reference from the Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

(a) (1)  Financial Statements

                                                                        Page in
                                                                        Annual
                                                                        Report
                                                                        -------

Consolidated Statements of Operations - Years ended December 31,
1996, 1995 and 1994                                                       25

Consolidated Balance Sheets at December 31, 1996 and 1995                 24

Consolidated Statements of Cash Flows - Years ended December 31,
1996, 1995 and 1994                                                       27

Consolidated Statements of Shareholder' Equity - Years ended
December 31, 1996, 1995 and 1994                                          26

Notes to Consolidated Financial Statements                               28-35

Independent Auditor's Report                                              36

(2) The following financial statement schedule and report on schedule are submitted herewith:

                                                                    Page in
                                                                    this Report
                                                                    -----------

Schedule II - Valuation and Qualifying Accounts                        S-1

Independent Auditor's Report and Consent                              S-2, 3

(3) Exhibits included herein:

Exhibit No.   Exhibit

    3.1       (a) Certificate of Incorporation, Articles of Merger and
                  Agreement and Plan of Merger

    3.2       (a) By-laws (to be filed by amendment)

   10.10      (c) 1983 Incentive Stock Option Plan, as amended and restated.

   10.11      (e) 1993 Stock Option Plan, as amended.

   10.13      (i) 1995 Employee Stock Purchase Plan.

   10.20      (b) Lease Agreement of premises at 34551 Ardenwood Boulevard, dated March 6, 1991.

   10.20.1    (j) Amendment to Lease Agreement of premises at 34551 Ardenwood
                  Boulevard, dated February 26, 1996.

   10.21      (h) Security and Loan Agreement, dated June 28,1996, with
                  Comerica Bank

   10.22      (j) Lease Agreement of premises at 6607 Kaiser Drive, dated
                  December 9, 1995.

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

   13.1       (a) Selected Five Year Consolidated Financial Data, MD&A,
                  Market for Registrant's Common Equity and Related Stockholder Matters, Consolidated Financial Statements, Notes to Consolidated Financial Statements and the Independent Auditors' Report sections from the Annual Report to Shareholders for the fiscal year ended December 31, 1996.

   24.1       (a) Consent of Independent Auditor, KPMG Peat Marwick LLP. (see
                  Schedule S-2.)

    24.1.1    (a) Opinion and Consent of Independent Auditor, Price Waterhouse
                  LLP. (see Schedule S-3.)

(b) Reports on Form 8-K, none.

--------------------------------------------------------------------

(a) Filed herewith


(b) Filed as an exhibit to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1992, Commission File No. 0-13381, and incorporated herein by reference.

(c) Filed as an exhibit to the Registration Statement on Form S-8, July 24, 1989, No. 33-30104, and incorporated herein by reference.

(d) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q, for the period ended September 30, 1993, and incorporated herein by reference.

(e) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, and incorporated herein by reference.

(f) Filed as an exhibit to the Registrant's Registration Statement on Form S-3, No. 33-61877, on August 17, 1995, and incorporated herein by reference.

(g) Filed as an exhibit to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1994, and incorporated herein by reference.

(h) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for period ended June 30, 1996, and incorporated herein by reference.

(i) Filed as an exhibit to the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders.

(j) Filed as an exhibit to Registrant's Quarterly Report on Form 10-K, for period ended December 31, 1996, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MYLEX CORPORATION


Date: March 31, 1996                  By: /s/  Al Montross
                                         ---------------------------
                                      Al Montross
                                      President and Chief Executive
                                      Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 1996, by the following persons in the capacities indicated.

        Signature                     Title

/s/ Ismael Dudhia       Chairman of the Board of Directors
---------------------
Mr. Ismael Dudhia

/s/ Richard Love        Treasurer and Director
---------------------
Mr. Richard Love

/s/ M. Yaqub Mirza      Secretary and Director
---------------------
Dr. M. Yaqub Mirza

/s/ Inder Singh         Director
---------------------
Dr. Inder Singh

/s/ Stephen McKenzie    Director
---------------------
Mr. Stephen McKenzie

/s/ Al Montross         President and Chief Executive Officer and Director
---------------------   (Principal Executive Officer)
Mr. Al Montross

/s/ Colleen Gray        Vice President Finance and Chief
---------------------   Financial Officer
Ms. Colleen Gray        (Principal Accounting Officer)

                      MYLEX CORPORATION AND SUBSIDIARY

                                 SCHEDULE II

                      VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1996, 1995, 1994

                                         BALANCE AT   CHARGED TO   CHARGED                 BALANCE
                                         BEGINNING     COST AND    TO OTHER                  AT
          CLASSIFICATION                  OF YEAR      EXPENSES    ACCOUNTS    CHARGES(a)   YEAR-END
          --------------                 ----------   ----------   --------   ----------   --------
Amounts deducted from assets to which
  they apply:

   Year ended December 31, 1996:
      Allowance for doubtful
        accounts - accounts receivable  $  707,000    (156,000)      -         (115,000)   $436,000

   Year ended December 31, 1995:
      Allowance for doubtful
        accounts - accounts receivable  $  782,000     192,000       -         (267,000)   $707,000

   Year ended December 31, 1994:
      Allowance for doubtful
        accounts - accounts receivable  $5,604,000     317,000       -       (5,139,000)   $782,000


(a) Doubtful accounts written off, less recoveries.

                Independent Auditors' Report and Consent


The Board of Directors and Stockholders
Mylex Corporation:

Under date of January 29, 1997, except as to Note 13 which is as of February 10, 1997, we reported on the consolidated balance sheets of Mylex Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2 of the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statement
(No. 33-31283) on Form S-8 of Mylex Corporation of our report dated January 29, 1997, relating to the consolidated balance sheet of Mylex Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, and our report on the related schedule, which reports appear in the December 31, 1996 annual report on Form 10-K of Mylex Corporation.


/s/ KPMG Peat Marwick LLP


San Jose, California
March 27, 1997

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (no. 33-31283) of Mylex Corporation of our report dated March 3, 1995 relating to the consolidated financial statements of BusLogic Inc. appearing in this Annual Report on Form 10-K.


/s/ Price Waterhouse LLP


San Jose, California
March 26, 1997

                       Report of Independent Accountants



To the Board of Directors and Shareholders of BusLogic Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders equity and of cash flows present fairly, in all material respects, the financial position of BusLogic Inc. and its subsidiaries at January 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP



San Jose, California
March 3, 1995