Form 10-Q
period 1997-03-31
MYLEX CORP
filed 1997-05-14
CIK 731619

                                      FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended March 31, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________ to  ___________.

Commission file number 0-13381

                                 MYLEX CORPORATION
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)


         DELAWARE                            59-2291597
_______________________________    _________________________________
(State or other jurisdiction of     (IRS Employer Identification No.
incorporation or organization)


           34551 Ardenwood Blvd., Fremont, California    94555
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

                              Yes     X     No
                                   --------     ---------

APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      Common Stock, $.01 par value          20,781,806 shares
      ----------------------------          -----------------
                 Class                 Outstanding at March 31, 1997

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                                MYLEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                   (IN $000'S)

                                               UNAUDITED
                                                 MAR 31        DEC 31
ASSETS                                            1997          1996
                                               ---------      ---------
CURRENT ASSETS:
    CASH AND EQUIVALENTS                       $  23,922      $  15,849
    SHORT-TERM MARKETABLE INVESTMENTS             19,286         18,538

    ACCOUNTS RECEIVABLE                           26,937         28,168
    ALLOWANCE FOR DOUBTFUL ACCOUNTS                 (425)          (436)
                                               ---------      ---------
    ACCOUNTS RECEIVABLE, NET                      26,512         27,732

    INVENTORIES                                   37,430         41,680
    PREPAID EXPENSES AND OTHER CURRENT ASSETS      6,508          6,480
                                               ---------      ---------
              TOTAL CURRENT ASSETS               113,658        110,279

PROPERTY AND EQUIPMENT, NET                        7,123          6,124
OTHER ASSETS                                         192            183
                                               ---------      ---------

              TOTAL ASSETS                     $ 120,973      $ 116,586
                                               ---------      ---------
                                               ---------      ---------

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                           $  14,283      $   6,157
    ACCRUED LIABILITIES                            5,055          6,191
                                               ---------      ---------
              TOTAL CURRENT LIABILITIES           19,338         12,348

LONG-TERM LIABILITIES                                 66             66

STOCKHOLDERS' EQUITY
    COMMON STOCK                                     208            207
    ADDITIONAL PAID-IN CAPITAL                    64,218         63,789
    NOTES RECEIVABLE FROM SHAREHOLDERS              (720)          (465)
    RETAINED EARNINGS                             37,863         40,641
                                               ---------      ---------
         TOTAL STOCKHOLDERS' EQUITY              101,569        104,172
                                               ---------      ---------
              TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY          $ 120,973      $ 116,586
                                               ---------      ---------
                                               ---------      ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                      UNAUDITED
                         (IN $000'S, EXCEPT FOR SHARE DATA)

                                                 MAR 31        MAR 31
                                                  1997          1996
                                               ---------      ---------
NET SALES                                      $  35,914      $  48,497
COST OF SALES                                     30,276         29,967
                                               ---------      ---------

    GROSS PROFIT                                   5,638         18,530

OPERATING EXPENSES:
    SELLING AND MARKETING                          3,619          3,755
    RESEARCH AND DEVELOPMENT                       4,395          3,171
    GENERAL AND ADMINISTRATION                     2,396          3,426
                                               ---------      ---------

    TOTAL OPERATING EXPENSES                      10,410         10,352
                                               ---------      ---------

OPERATING PROFIT (LOSS)                           (4,772)         8,178

INTEREST INCOME                                      382            430
INTEREST EXPENSE                                       -              6
OTHER EXPENSE                                        (19)           (60)
                                               ---------      ---------

INCOME (LOSS) BEFORE TAXES                        (4,409)         8,542

INCOME TAX (BENEFIT) EXPENSE                      (1,631)         3,417
                                               ---------      ---------

    NET INCOME (LOSS)                          $  (2,778)     $   5,125
                                               ---------      ---------
                                               ---------      ---------

EARNINGS (LOSS) PER COMMON SHARE:              $   (0.13)     $    0.24


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:       20,723         21,297


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS, THREE MONTHS ENDED
                                      UNAUDITED
                                     (IN $000'S)

                                                        MAR 31         MAR 31
                                                         1997           1996
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                                  $  (2,778)      $  5,125
    DEPRECIATION AND AMORTIZATION                            537            458
    AMORTIZATION OF DISCOUNT/PREMIUM ON SHORT-TERM
         MARKETABLE INVESTMENTS                              (34)           (42)
    CHANGES IN OPERATING ASSETS AND LIABILITIES
         ACCOUNTS RECEIVABLE, NET                          1,220         (5,494)
         INVENTORIES                                       4,250        (15,461)
         PREPAID EXPENSES AND
              OTHER CURRENT ASSETS                           (28)            (5)
         ACCOUNTS PAYABLE                                  8,126         11,950
         ACCRUED LIABILITIES                                (974)         3,028
                                                        ---------      ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $  10,319       $   (441)

CASH FLOWS FROM INVESTING ACTIVITIES:
    CAPITAL EXPENDITURES                                  (1,536)        (1,206)
    MATURITIES OF SHORT-TERM INVESTMENTS                   4,734              -
    PURCHASE OF SHORT-TERM MARKETABLE INVESTMENTS         (5,448)             -
    DECREASE(INCREASE) IN OTHER ASSETS                        (9)           (22)
                                                        ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                  $  (2,259)      $ (1,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENT OF CAPITAL LEASE OBLIGATIONS                  (118)          (104)
    PROCEEDS FROM EXERCISE OF STOCK OPTIONS                  386            463
    NOTES RECEIVABLE FROM SHAREHOLDERS                      (255)             -
                                                        ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES              $      13       $    359
                                                        ---------      ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS        $   8,073       $ (1,310)

CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD      $  15,849       $ 11,733
                                                        ---------      ---------
                                                        ---------      ---------
CASH AND CASH EQUIVALENTS: AT END OF PERIOD            $  23,922       $ 10,423
                                                        ---------      ---------
                                                        ---------      ---------
NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
    TAX BENEFIT RELATED TO DISQUALIFYING DISPOSITION
         OF STOCK OPTIONS                              $      44       $    383

CASH PAID DURING THE PERIOD:
    CASH PAID FOR INTEREST                                     -       $      6
    CASH PAID FOR INCOME TAXES                                 -       $    795



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

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results for the full year.

    PER SHARE DATA

Earnings per share is based on the weighted average common and, when dilutive, common equivalent shares outstanding during each period, using the treasury stock method. Common equivalent shares consist of dilutive shares issuable upon the exercise of stock options and warrants.

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, " Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying consolidated financial statements.

NOTE B.       INVENTORIES (in $000's)

                                    March 31,    December 31,
                                      1997           1996
                                    --------     ------------

              Raw Material          $ 19,113       $ 26,623
              Work-in-process          7,608          6,885
              Finished Goods          10,709          8,172
                                    --------     ------------
              Total                 $ 37,430       $ 41,680



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

On February 10, 1997 the Company reached an agreement to settle the outstanding complaint brought against the Company by one of its former officers in April, 1996, alleging breach of contract and violation of the Fair Housing and Employment Act. The settlement resulted in a charge to after tax earnings of $300 thousand.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Mylex Corporation is a leading producer of RAID technology and network management products. Mylex produces high performance disk array (RAID) controllers, and complementary computer products for network servers, mass storage systems, workstations and system boards. Through its wide range of RAID controllers and its BusLogic line of Ultra-SCSI host adapter products, Mylex provides enabling intelligent I/O technologies that increase network management control, enhance CPU utilization, optimize I/O performance, and ensure data security and availability. Products are sold globally through a network of OEMs, major distributors, VARs and system integrators. More than twenty leading network file server and storage subsystem OEMs, including Digital Equipment Corporation, NEC and Siemens, have designed Mylex RAID controllers into their server and storage subsystem products. The Company was re-incorporated under the laws of the State of Delaware in December 1996.

During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 90% of the Company's net sales during first quarter of 1997.

The trend toward client/server computing that began in the mid-1980s has placed particular demands on network storage systems and related I/O functions. The development of faster microprocessors and more robust computer bus architectures in network systems has often outstripped the capabilities of data storage and I/O technologies, leading to systems "bottlenecks". To alleviate or avoid such bottlenecks, networks require continual improvements in stored data retrieval speed. In addition, the development of more complex applications and operating systems has created the need for increased network storage capacity. Meanwhile, the mission critical, enterprise-wide nature of networked computing often requires a high level of "fault tolerance," or the ability to preserve data from loss and to provide uninterrupted system service even if an individual data storage device fails. The emergence of data-intensive applications such as multimedia and video-on-demand are further driving the demands for speed, capacity and reliability in network storage devices.

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a majority of its disk array product sales in the first quarter of 1997. The Company believes that its proprietary software and firmware as well as its large installed base of RAID units are key competitive advantages in the RAID controller market.

The Company's acquisition of BusLogic in February, 1996 made available to the Company a complete line of host bus adapter products to broaden its product offering. The Company now offers host bus adapter products that interface with all common bus interfaces, such as ISA, EISA, VESA, Microchannel and PCI. These products are highly suited to applications that demand high data throughput and low CPU utilization. Consequently, the Company has moved beyond the "single product" stage, providing an offering of product solutions for desktop PC's to large networked systems.

As of March 31, 1996, the Company had approximately 382 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1997 the Company financed its operations primarily from existing cash balances and cash generated from operations.

At March 31, 1997, the Company's working capital decreased to $94.3 million from $97.9 million at December 31, 1996. This decrease in working capital was due to an increase of current liabilities of $7.0 million, represented primarily by an $8.1 million increase in accounts payable, reduced by an increase in current assets of $3.4 million, represented primarily by an increase of cash and short term investments of $8.8 million, offset by reductions of $1.2 million in accounts receivable and $4.3 million in net inventories. The decrease in net inventories was due primarily to an adjustment in the Company's inventory reserve provisions. This increase in the reserve provision was necessitated by recent and further anticipated decline in revenues from HP, an anticipated decline in IBM's demand for the Company's current PCI raid products and by the Company's reassessment of the impact that the Company's new product transitions will have on the demand of its current RAID products. HP orders placed with the Company have declined faster than anticipated due to a recent design win at HP by a competitor of the Company and the resulting accelerated phase out by HP of the Company's competing product. The Company also expects that IBM shipments will decline in future quarters as IBM uses its internally designed RAID controller in more systems than had been originally indicated by IBM and that NEC now plans on a faster transition to ROME, the Company's new RAID on the motherboard, than previously anticipated. These events, along with a customer order flow that was strong up until the latter part of the quarter gave the Company little visibility until the end of Q1
1997 and lead to a significant increase in its inventory reserve provision.

Accounts payable increased to $14.3 million at March 31, 1997, compared to $6.2 million at December 31, 1996, a rise of $8.1 million, or 132%. This increase was due to the majority of the Company's quarterly procurement and production occurring in the last month of the quarter.

Net accounts receivable decreased to $26.5 million at March 31, 1997, compared to $27.7 million at December 31, 1996, a decrease of $1.2 million or 4%. This decrease was attributable to lower sales as compared to the fourth quarter of 1996. The Company's cash and marketable investments increased by $8.8 million from $34.4 million to $43.2 million, between December 31, 1996 and March 31, 1997.

The Company has an agreement with Comerica Bank for a $20 million unsecured revolving line of credit which expires June 30, 1998. Borrowings under the line of credit bears interest at either the Bank's base rate, or Eurodollar or Libor option rate plus 1 3/4%, at the election of the Company at the time of each advance. The Bank's agreement with the Company contains covenants that relate to profitability, maintenance of specific financial ratios and limits on indebtedness without the prior consent of the Bank.

The Company presently expects to finance near-term and long-term operations and capital requirements through cash provided by continuing operations, existing cash balances, short term investments and borrowings under the revolving bank line of credit. However, there can be no assurance that the Company will not require additional financing over the long term, or, if required, that such financing will be available on terms favorable to the Company. The Company is presently engaged in a stock repurchase program pursuant to which it may, over time, purchase up to 3,000,000 shares of its Common Stock. Management decision to repurchase, from time to time, will be based on the Company's cash needs and market conditions.

RESULTS OF OPERATIONS

SALES AND GROSS PROFITS. The Company's net sales for the three months ended March 31, 1997, totaled $35.9 million, compared to $48.5 million for the corresponding period of fiscal year 1996, a decrease of approximately 26%. Sales decreased primarily due to reduced level of shipments of the Company's disk array products to HP, IBM and DEC and to the 41% decline in the Company's host bus adapter (HBA) sales as compared to the first quarter of 1996. Sales and the expectations of sales growth in the first quarter of 1996 by the Company's OEM customers were unusually high and as a consequence, these customers purchased RAID controllers from the Company in anticipation of continuing strong file server sales. These additional purchases by the Company's customers resulted in an abnormally high increase in revenues for the Company in the first quarter of 1996. Sales have not been significantly impacted by inflation over the last three fiscal years.

Gross profit for the three months ended March 31, 1997, was $5.6 million or 16% of net sales, compared to $18.5 million or 38% of net sales for the same period in 1996 or a decrease of $12.9 million. This decrease in gross profit was largely attributable to the increase in the Company's inventory reserve provision in Q1 of 1997.

The Company's largest customer during the first quarter of 1997 was Digital Equipment Corporation ("DEC"), which accounted for $7.5 million or 21% of the Company's net sales during that period. The Company's second largest customer during the quarter was IBM, which accounted for $4.5 million or 12% of net sales. In response to declining sales to HP, the Company continued to diversify its customer base with shipments to NEC and Siemens which each accounted for 9% of net sales.

While there are OEM agreements in place that define the terms of the sales and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

The Company's backlog as of March 31, 1997, totaled $5.1 million, as compared to $40.0 million as of the corresponding period in 1996. The decrease in the backlog is attributable to the general slow down in the rate of growth of the file server market as compared to the fourth quarter of 1996, a reduction of inventory of the Company's current products by its customers as they await the introduction of the Company's new products and the decreases in HP and IBM orders described above.

Because almost all of the orders for the Company's products may be canceled prior to shipment and its customers have the right to change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Of the total $5.1 million backlog at March 31, 1997, all but a small percentage of the orders would have been scheduled for delivery within the three months ended June 30, 1997, unless the orders were canceled or rescheduled by the respective customer.

During the last half of 1993, the Company shifted its principal activity from the supply of system board products to the manufacture of I/O devices and storage management enhancing computer peripheral products. Additionally, the acquisition of BusLogic in early 1996 has broadened the Company's product offering with a complementary line of host bus adapters. Mylex designs its products to provide solutions for all popular operating systems, including Novell Netware, Windows NT, SCO UNIX, Solaris, Unixware and Banyan. Mylex products also work with all popular hardware platforms. These include personal computer platforms that use PCI, ISA, EISA, and Micro Channel bus architectures and workstation platforms, including Sun Microsystems, Silicon Graphics and IBM RS-6000 workstations that use the Company's SCSI to SCSI products.

Raid Controllers

Each bus-based Mylex RAID controller includes a proprietary application specific integrated circuit, or "ASIC", that serves as an interface with the host computer, an Intel i960 RISC processor, up to five SCSI channels to manage the transfer of data to and from the disk drives in the array and a dynamic cache memory ranging in size from 2 to 64 MB, depending on the product, to buffer the transfer of information to and from the disks. The controller also includes Mylex firmware residing on an EEPROM that implements the RAID algorithms and the algorithms necessary for the cache and supporting software, including I/O drivers, configuration utilities and system monitoring programs.

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

During 1996, the Company developed a family of RAID products that are scaleable ("Scaleable RAID") and are based on the Company's firmware, RAID co-processor and SCSI controller chips and incorporate Intel's i960*RP I/O co-processor. Together, these RAID products offer a truly scaleable solution that gives OEMs and integrators choices with respect to integrating RAID in environments from the desktop to the super server. This family of products currently consists of three offerings that can be used by themselves or in combination. The DAC960PG is an extension of the Company's industry leading RAID controller products. It is a complete board level RAID solution that plugs into a standard PCI slot. The DAC960PG can be used in all servers from entry level to super server. ROME is the Company's RAID on the motherboard implementation and combines the Company's RAID co-processor and SCSI controller chips. This design is targeted to the mid-range departmental server. When used in concert with the Company's RAID firmware and operating system drivers, ROME will provide RAID functionality in a cost effective package. Finally, the DAC960PC is a hybrid solution that enables RAID ready motherboards with embedded Mylex SCSI channels to be easily upgraded by plugging in a PCI add-in card. This configuration gives the OEM the most flexibility by allowing the option to implement RAID now or at a later time. However, there can be no assurance that Scaleable RAID products will gain or sustain market acceptance or that their sales will produce adequate gross margins.

Products currently under development include new SCSI to SCSI controllers, a controller optimized for multimedia and video imaging, controllers that will provide for high speed serial interfaces to disk drives and a low-cost RAID solution. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins.

Host Bus Adapters

The Company's host adapter product family represents one of the broadest host adapter product offerings available by providing a common interface to all of today's PC bus architectures, including PCI, VESA, EISA, ISA and Micro Channel. These products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include; disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and be used in a multi-tasking configuration. The Company continues to develop follow on versions of its PCI based products. However, these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins. The sales of host bus adapters faltered during 1996 and has continued to decline in the first quarter of 1997, due primarily to the late introduction and slow rate of growth of sales of new PCI products. The effect of this delay was heightened by a fast rate of declining sales for the older EISA and microchannel products.

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

Despite testing, new products may be affected by quality, reliability or interoperability problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company's competitive position. In addition, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render the Company's products or technologies noncompetitive or obsolete. For example, efforts by the Company's OEM customers and other manufacturers to integrate additional functions into system boards, to use chip sets that incorporate additional functionality, or to design and utilize their own controllers and other devices, rather than purchase the Company's products, could have a material adverse effect on the Company's business and operating results.

All of the Company's RAID controller products are based on the Intel i960 family of processors. If another company develops a processor for RAID applications which renders the i960 processor noncompetitive, whether as a result of cost, specifications or other advantages of the new processor, or if Intel ceases to produce the i960 processor or support the Company's efforts to develop products based on the i960 processor, the Company will be forced to develop new products based on another processor. Such development efforts will be costly, and there can be no assurance that the Company will be able to timely complete such development efforts or that such products, if developed, will have the same degree of market acceptance or the same gross margins as the Company's present RAID products.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended March 31, 1997, totaled $3.6 million, a decrease of $136 thousand or 4% from the corresponding period in 1996. Sales and marketing expenses represented 10% of net sales for the three months ended March 31, 1997, as compared to 8% for the same period a year ago. This increase in sales and marketing expenses as a percent of sales was a result of the decrease in sales compared to the corresponding period of 1996.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended March 31, 1997, totaled $4.4 million, an increase of 39%, from the $3.2 million incurred during the corresponding period in 1996. Research and development expenses represented 12% of net sales for the three months ended March 31, 1997, as compared to 7% in the comparable 1996 quarter. Research and development expenses increased during the first quarter of 1997 due, primarily, to expenses incurred for the staffing and the development of the Company's new Autonet-TM- network attached storage product, the expansion of its R&D facility in Boulder, Colorado and increased staffing expense resulting from higher salaries and increased engineering head count at the Company's Fremont and Santa Clara locations. The Company continued its investment in research and development activities during the first quarter of 1997 in an effort to implement its strategies of maintaining leadership in the RAID market, take advantage of its existing and prospective SCSI host adapter and IC technology and to introduce new products, such as Autonet-TM-. However, no assurance can be given that such leadership will be maintained, that the Company will be successful in taking advantage of its SCSI host adapter or IC technology or that the Company will be able to introduce its new product offerings on a timely basis.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended March 31, 1997, totaled $2.4 million, a decrease of $1.0 million or 30% from the corresponding period of 1996. General and administrative expenses were 7% of net sales for the three months ended March 31, 1997, and were a comparable percent of sales in the first quarter of 1996. The decrease in general and administrative expenses quarter to quarter was due primarily to the substantial one-time merger expenses incurred by the Company in the first quarter of 1996 related to the acquisition of BusLogic and to reduced bonus expenses in first quarter of 1997. These reduced expenses were partially offset by settlement costs of $300 thousand, on an after tax basis, resulting from a lawsuit that was settled during the quarter.

INCOME TAXES

The Company's effective tax rate for the first quarter of 1997 was 37% as opposed to 40% for the first quarter of 1996. The decrease in the tax rate is due to the tax reduction program that the Company implemented in the third quarter of 1996 and reflects the effective tax rate the Company expects to incur for the year ending December 31, 1997.

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

Although there can be no assurance given with respect to the results of legal proceedings, based on information currently available to the Company, it believes that it does not have potential liability with respect to this proceeding that would have a material adverse effect on the Company.

In addition to the matter discussed above, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business.

SAFE-HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are not historical facts, may contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties, without limitation, demand and competition for the Company's products, particularly its RAID controller products, the ability of the Company to develop and timely introduce new products which gain and sustain market acceptance and have adequate gross margins, the impact on the Company of its acquisition of BusLogic in early 1996, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the prospectus with respect to its public offering in September 1995 and its 1996 Form 10-K. These forward looking statements speak only as of the date hereof, and the Company disclaims any intent or obligation to update those statements.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 14th day of May 1997.


                             MYLEX CORPORATION


                             By /s/  Colleen Gray
                                -------------------------------------
                                  Colleen Gray
                                  Vice President of Finance and
                                  Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q

                                                  Sequentially
Exhibit No.   Description                        Numbered Page
-----------   -----------                        -------------

    11.1      Statement re Computation
              of Per Share Earnings                   19

    27        Financial Data Schedule