Form 10-Q
period 1997-06-28
MYLEX CORP
filed 1997-08-08
CIK 731619

                                    FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended June 28, 1997 or
                                            -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from             to             .
                               -----------     -----------

Commission file number 0-13381

                                  MYLEX CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                 59-2291597
-------------------------------        --------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.
 incorporation or organization)



 34551 Ardenwood Blvd., Fremont, California             94555
---------------------------------------------         ----------
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

                               Yes     X     No
                                   --------      -------

APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value            21,155,030 shares
----------------------------            -----------------
           Class                  Outstanding at June 27, 1997

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CONSOLIDATED BALANCE SHEET
                                     (IN $000'S)






                                                                  UNAUDITED
ASSETS                                                             JUNE 28                  DEC 31
                                                                    1997                     1996
                                                                  ----------               ---------
CURRENT ASSETS:

    CASH AND EQUIVALENTS                                          $ 17,139                 $ 15,849
    SHORT-TERM MARKETABLE INVESTMENTS                               14,327                   18,538

    ACCOUNTS RECEIVABLE                                             17,539                   28,168
    ALLOWANCE FOR DOUBTFUL ACCOUNTS                                   (320)                    (436)
                                                                 -----------              -----------
    ACCOUNTS RECEIVABLE, NET                                        17,219                   27,732

    INVENTORIES                                                     39,515                   41,680
    PREPAID EXPENSES AND OTHER CURRENT ASSETS                        6,505                    6,480
                                                                 -----------              -----------
              TOTAL CURRENT ASSETS                                  94,705                  110,279

PROPERTY AND EQUIPMENT, NET                                          7,838                    6,124
OTHER ASSETS                                                           200                      183
                                                                 -----------              -----------

              TOTAL ASSETS                                        $102,743                 $116,586
                                                                 -----------              -----------
                                                                 -----------              -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                                              $  6,760                 $  6,157
    ACCRUED LIABILITIES                                              2,243                    6,191
                                                                 -----------              -----------
              TOTAL CURRENT LIABILITIES                              9,003                   12,348

LONG-TERM LIABILITIES                                                   66                       66

STOCKHOLDERS' EQUITY
    COMMON STOCK                                                       201                      207
    ADDITIONAL PAID-IN CAPITAL                                      57,761                   63,789
    NOTES RECEIVABLE FROM SHAREHOLDERS                                (720)                    (465)
    RETAINED EARNINGS                                               36,432                   40,641
                                                                 -----------              -----------
         TOTAL STOCKHOLDERS' EQUITY                                 93,674                  104,172
                                                                 -----------              -----------
              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                $102,743                 $116,586
                                                                 -----------              -----------
                                                                 -----------              -----------




                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                      UNAUDITED
                        (IN $000'S, EXCEPT FOR PER SHARE DATA)




                                                                    JUNE 28                  JUNE 30
                                                                     1997                     1996
                                                                   ---------                ---------
NET SALES                                                          $26,926                  $45,411
COST OF SALES                                                       17,982                   28,449
                                                                   ---------                ---------
    GROSS PROFIT                                                     8,944                   16,962

OPERATING EXPENSES:
    SELLING AND MARKETING                                            4,665                    3,559
    RESEARCH AND DEVELOPMENT                                         5,024                    4,118
    GENERAL AND ADMINISTRATION                                       1,939                    1,914
                                                                   ---------                ---------
         TOTAL OPERATING EXPENSES                                   11,628                    9,591
                                                                   ---------                ---------

OPERATING PROFIT (LOSS)                                             (2,684)                   7,371

INTEREST INCOME                                                        451                      323
INTEREST EXPENSE                                                         -                       (8)
OTHER EXPENSE                                                          (38)                     (12)
                                                                   ---------                ---------

INCOME (LOSS) BEFORE TAXES                                          (2,271)                   7,674

 INCOME TAX (BENEFIT) EXPENSE                                         (840)                   3,073
                                                                   ---------                ---------

     NET INCOME (LOSS)                                             $(1,431)                 $ 4,601
                                                                   ---------                ---------
                                                                   ---------                ---------

EARNINGS (LOSS) PER COMMON SHARE:                                  $ (0.07)                 $  0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:                         20,558                   21,725




                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS, SIX MONTHS ENDED
                                      UNAUDITED
                        (IN $000'S, EXCEPT FOR PER SHARE DATA)


                                                                    JUNE 28                  JUNE 30
                                                                     1997                     1996
                                                                   ---------                ---------
NET SALES                                                          $62,839                  $93,908
COST OF SALES                                                       48,258                   58,416
                                                                   ---------                ---------

   GROSS PROFIT                                                     14,581                   35,492

OPERATING EXPENSES:
   SELLING AND MARKETING                                             8,284                    7,314
   RESEARCH AND DEVELOPMENT                                          9,419                    7,289
   GENERAL AND ADMINISTRATION                                        4,335                    5,340
                                                                   ---------                ---------

      TOTAL OPERATING EXPENSES                                      22,038                   19,943
                                                                   ---------                ---------

OPERATING PROFIT (LOSS)                                             (7,457)                  15,549

INTEREST INCOME                                                        833                      753
INTEREST EXPENSE                                                         -                      (14)
OTHER EXPENSE                                                          (56)                     (72)
                                                                   ---------                ---------

INCOME (LOSS) BEFORE TAXES                                          (6,680)                  16,216

INCOME TAX (BENEFIT)EXPENSE                                         (2,471)                   6,490
                                                                   ---------                ---------

      NET INCOME (LOSS)                                            $(4,209)                 $ 9,726
                                                                   ---------                ---------
                                                                   ---------                ---------

EARNINGS (LOSS) PER COMMON SHARE:                                  $ (0.20)                 $  0.45

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          20,641                   21,640

                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS, SIX MONTHS ENDED
                                      UNAUDITED
                                     (IN $000'S)


                                                                    JUNE 28                  JUNE 30
                                                                     1997                     1996
                                                                   ---------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                               $(4,209)                 $  9,726
  DEPRECIATION AND AMORTIZATION                                     1,141                       946
  AMORTIZATION OF DISCOUNT/PREMIUM ON SHORT-TERM
     MARKETABLE INVESTMENTS                                           (75)                      (67)
  CHANGES IN OPERATING ASSETS AND LIABILITIES
     ACCOUNTS RECEIVABLE, NET                                      10,513                    (7,779)
     INVENTORIES                                                    2,165                   (27,310)
     PREPAID EXPENSES AND
        OTHER CURRENT ASSETS                                          (25)                      430
     ACCOUNTS PAYABLE                                                 603                    12,824
     ACCRUED LIABILITIES                                           (3,657)                      779
                                                                  ---------                ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               $ 6,456                  $(10,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                             (2,855)                   (2,328)
  MATURITIES OF SHORT-TERM INVESTMENTS                              9,734                         -
  REDEMPTION OF SHORT -TERM INVESTMENTS                                 -                     2,600
  PURCHASE OF SHORT-TERM MARKETABLE INVESTMENTS                    (5,448)                        -
  (INCREASE) IN OTHER ASSETS                                          (17)                      (22)
                                                                  ---------                ---------

NET CASH USED IN INVESTING ACTIVITIES                             $ 1,414                  $    250

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPAYMENT OF CAPITAL LEASE OBLIGATIONS                             (118)                     (178)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                             242                     3,274
  PROCEEDS FROM PURCHASES UNDER THE EMPLOYEE
        STOCK PURCHASE PLAN                                           307                       207
  PAYMENTS TO ACQUIRE COMMON STOCK                                 (7,011)                        -
                                                                  ---------                ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         $(6,580)                 $  3,303
                                                                  ---------                ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                   $ 1,290                  $ (6,898)

CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD                 $15,849                  $ 11,733
                                                                  ---------                ---------
                                                                  ---------                ---------

CASH AND CASH EQUIVALENTS: AT END OF PERIOD                       $17,139                  $  4,835
                                                                  ---------                ---------
                                                                  ---------                ---------

NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
  TAX BENEFIT RELATED TO DISQUALIFYING DISPOSITION
     OF STOCK OPTIONS                                             $   173                  $  5,617
  COMMON STOCK ISSUED FOR NOTES RECEIVABLE FROM
        STOCKHOLDERS                                              $   255                        -

CASH PAID DURING THE PERIOD:
  CASH PAID FOR INTEREST                                                -                  $     14
  CASH PAID FOR INCOME TAXES                                      $   810                  $  5,297

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

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 28, 1997, are not necessarily indicative of the operating results for the full year.

As of the second quarter of 1997, the Company changed its fiscal periods from a calendar month basis to fiscal month basis. The Company's fiscal quarters are now comprised of two four week months and one five week month. Additionally, each fiscal week begins on Sunday and ends on Saturday. The conversion to a fiscal month basis did not have a material impact on the Company's results of operation for the quarterly period ended June 28, 1997.

    PER SHARE DATA

Earnings per share is based on the weighted average common and, when dilutive, common equivalent shares outstanding during each period, using the treasury stock method. Common equivalent shares consist of dilutive shares issuable upon the exercise of stock options and warrants.

    RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, " Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that basic loss per share would be the same as loss per share as presented in the accompanying consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income". This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount presenting total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related information". The Statement establishes standards for the way the public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. This Statement is effective for financial statements for the period beginning after December 31, 1997. The Company does not believe that it currently has any separately reportable business segments.

The Securities and Exchange Commission has approved rule amendments to clarify and expand existing disclosure requirements for derivative financial instruments. The amendments require enhanced disclosure of accounting policies for derivative financial instruments in the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information about market risk inherent in market sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto. The enhanced accounting policy disclosure requirements are effective for the quarterly period ended June 28, 1997. As the Company does not engage in derivative instruments, no further interim period disclosure has been provided.

NOTE B.       INVENTORIES (in $000's)

                      June 28,    December 31,
                       1997           1996
                     --------    ------------
Raw Material          $18,122       $26,623
Work-in-process         9,472         6,885
Finished Goods         11,921         8,172
                     --------      --------
Total                 $39,515       $41,680

NOTE C.  MERGER WITH BUSLOGIC

In February 1996, the Company closed a business combination pursuant to which it issued 2,710,738 shares of its common stock for all of the capital stock of BusLogic Inc. (BusLogic), a supplier of storage input/output solutions for use in network file servers, personal computers, and workstations. This business combination has been accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations, financial position and cash flows of BusLogic. There were no significant transactions between the Company and BusLogic prior to the combination, that required elimination, and no adjustments were required to conform accounting policies.

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

During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 88% of the Company's net sales during the second quarter of 1997.

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

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a majority of its disk array product sales in the first six months of 1997. The Company believes that its proprietary software and firmware, as well as its large installed base of RAID units, are key competitive advantages in the RAID controller market.

The Company's acquisition of BusLogic in February, 1996 made available to the Company a complete line of host bus adapter products to broaden its product offering. Additionally, the Company has begun shipping its new RAID controller which incorporate the SCSI chip technology also acquired in the BusLogic transaction. The Company now offers host bus adapter products for the PCI bus interface and a number of older bus interfaces. These PCI based products are considered high performance and well suited to applications that demand high data throughput and low CPU utilization. Consequently, the Company has moved beyond the "single product" stage, providing an offering of product solutions for desktop PC's to large networked systems.

As of June 28, 1997, the Company had approximately 390 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.


LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 1997 the Company financed its operations primarily from cash balances and cash generated from operations.

At June 28, 1997, the Company's working capital decreased to $85.7 million from $97.9 million at December 31, 1996. This decrease in working capital was due primarily to the decrease of current assets by $15.6 million but was offset by a $3.3 million reduction in current liabilities. The reduction in current assets was driven primarily by a $10.5 million reduction in accounts receivable and a $2.2 million reduction in net inventories. The reduction in accounts receivable was due to 27% lower sales volume in the second quarter of 1997, as compared to the fourth quarter of 1996. These reductions to working capital were offset by a $4.0 million reduction in accrued liabilities due to tax benefits that were recorded over the first six months of 1997. The Company's cash and marketable investments decreased by $2.9 million, from $34.4 million to $31.5 million, between December 31, 1996 and June 28, 1997.

The Company has an agreement with Comerica Bank for a $20 million unsecured revolving line of credit which expires June 30, 1998. Borrowings under the line of credit bear interest at either the Bank's base rate, or Eurodollar or Libor option rate plus 1 3/4%, at the election of the Company at the time of each advance. The Bank's agreement with the Company contains covenants that relate to profitability, maintenance of specific financial ratios and limits on additional indebtedness without the prior consent of the Bank.

The Company presently expects to finance near-term and long-term operations and capital requirements through cash provided by continuing operations, existing cash balances, short term investments and borrowings under the revolving bank line of credit. However, there can be no assurance that the Company will not require additional financing over the long term, or, if required, that such financing will be available on terms favorable to the Company. The Company is engaged in a stock repurchase program pursuant to which it has purchased, for $7.0 million 700,000 shares of the Company's Common Stock during the second quarter of 1997. Management's decision to repurchase shares will be based on the Company's cash needs and market conditions.

RESULTS OF OPERATIONS

SALES AND GROSS PROFITS. The Company's net sales for the three months ended June 28, 1997, totaled $26.9 million, compared to $45.4 million for the corresponding period of fiscal year 1996, a decrease of approximately 41%. Sales decreased primarily due to the cessation of shipments of the Company's disk array products to HP and IBM, weakness in the server market in which the Company's customers participate in, particularly in Europe, delays in OEM qualification of the Company's new external RAID controller and a 34% decline in the Company's host bus adapter (HBA) sales, as compared to the second quarter of 1996.

For the six month period ending June 28, 1997, the Company's net sales were $62.8 million, compared to $93.9 million for the first two quarters of 1996. The sales decline was primarily due to significantly reduced level of shipments to HP and IBM and to a 38% decline in HBA sales. As compared to the comparable 1996 period, the reduced shipments to HP and IBM are attributable, respectively, to HP's award of a design win to one of the Company's competitors and to IBM's procurement strategy change, which has resulted in a switch from the procurement of their RAID controllers from the Company to an internally sourced controller. Sales have not been significantly impacted by inflation over the last three fiscal years.

Gross profit for the three months ended June 28, 1997, was $8.9 million or 33% of net sales, compared to $17.0 million or 37% of net sales for the same period in 1996 or a decrease of $8.1 million. This decrease in gross profit was largely attributable to the decline in sales to HP and IBM and in the Company's HBA product line.

For the first two quarters of 1997, gross profits were $14.6 million compared to $35.5 million for the corresponding period in 1996. The year-over-year decline in gross profit is primarily attributable to the 34% reduction in revenues and to the increase in the Company's inventory reserve provision, during this six month period. The cumulative inventory reserve charge as of June 28, 1997 is $10.4 million.

The Company's largest customer during the second quarter of 1997 was Digital Equipment Corporation ("DEC"), which accounted for $6.6 million or 25% of the Company's net sales during that period. The Company's second largest customer during the quarter was NEC, which accounted for $3.3 million or 12% of net sales.

For the first two quarters of 1997, DEC was the Company's largest customer with $14.1 million or 23% of the Company's net sales. The Company's second largest customer during this period was NEC, which accounted for $6.6 million or 11% of net sales.

While there are OEM agreements in place that define the terms of the sales and support services with some of the Company's largest customers, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

The Company's backlog as of June 28, 1997, totaled $7.8 million, as compared to $19.9 million as of the end of the second quarter in 1996. The decrease in the backlog is attributable to the decline in the level of business with HP and IBM and the Company's customers reducing their inventory of the Company's current products as they await shipments of the Company's new products.

Because almost all of the orders for the Company's products may be canceled prior to shipment and its customers have the right to change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Of the total $7.8 million backlog at June 28, 1997, all but a small percentage of the orders would have been scheduled for delivery within the three months ending September 27, 1997, unless the orders were canceled or rescheduled by the respective customer.

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

Raid Controllers

Each bus-based Mylex RAID controller includes a proprietary application specific integrated circuit, or "ASIC", that serves as an interface with the host computer, an Intel i960 RISC processor, up to five SCSI channels to manage the transfer of data to and from the disk drives in the array and a dynamic cache memory ranging in size from 4 to 128 MB, depending on the product, to buffer the transfer of information to and from the disks. The controller also includes Mylex firmware residing on an EEPROM that implements the RAID algorithms and the algorithms necessary for the cache and supporting software, including I/O drivers, configuration utilities and system monitoring programs.

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

Host Bus Adapters

The Company's host adapter product family represents a broad host adapter product offerings available for the PCI bus interface. These products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and can be used in a multi-tasking configuration. On July 21, 1997, the Company announced RAIDPlus-TRADEMARK-, an enhanced host bus adapter with RAID functionality. By making the Company's HBA's products RAID capable, their performance, in a multi-drive environment, is now significantly improved over a non-RAID HBA equivalent. Along with the performance improvement, RAID provides an added enhanced level of data security with the distribution of data over multiple drives.

The sales of host bus adapters faltered during 1996 and has continued to decline in the second quarter of 1997, due primarily to the late introduction and slow rate of growth of sales of new PCI based products. The effect of this delay was heightened by a fast rate of declining sales for the older EISA and microchannel HBA products.

Network Attached Storage Products

The Company is in the process of developing a family of products that represent a new method of adding services to a network based on a new server design that offers advantages in simplicity, cost and performance. These servers belongs to a family of products called AutoNet-TRADEMARK-. Standard servers are based on personal computer architectures, and while they perform well for many applications they are overly complex and costly for basic network services. The AutoNet server design is anticipated to integrate all of the functions of a server, including a network operating system. Initial applications for the new servers are expected to be in the areas of file service and network attached storage. In any event, it is anticipated that AutoNet products will begin shipping in the later part of the third quarter of 1997 and expected sales will not be material to the Company any earlier than the fourth quarter of 1997. However, there can be no assurance that the Company will be able to develop and introduce the AutoNet products in a timely manner or that any such products will gain or sustain market acceptance.

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as its new PCI and SCSI to SCSI disk array and network attached storage product families, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended June 28, 1997, totaled $4.7 million, an increase of $1.1 million or 31% from the corresponding period in 1996. Sales and marketing expenses represented 17% of net sales for the three months ended June 28, 1997, as compared to 8% for the same period a year ago. This increase in sales and marketing expenses resulted primarily from expenses related to the launch of new products. The increase of sales and marketing expenses as a percent of net sales resulted from the absolute increase in such expenses and the decrease in net sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended June 28, 1997, totaled $5.0 million, an increase of 22%, from the $4.1 million incurred during the corresponding period in 1996. Research and development expenses represented 19% of net sales for the three months ended June 28, 1997, as compared to 9% in the comparable 1996 quarter. Research and development expenses increased during the second quarter of 1997 due primarily to expenses incurred for the staffing and the development of the Company's new Autonet-TRADEMARK- network attached storage product, the continued expansion of its R&D facility in Boulder, Colorado and increased staffing expense resulting from higher salaries and increased engineering head count at the Company's Fremont and Santa Clara locations. The increase of research and development expenses as a percent of net sales resulted from the absolute increase in such expenses and the decrease in net sales. The Company continued its investment in research and development activities during the second quarter of 1997 in an effort to implement its strategies of maintaining leadership in the RAID market, to take advantage of its existing and prospective SCSI host adapter and IC technology and to introduce new products, such as Autonet-TRADEMARK-. However, no assurance can be given that such leadership will be maintained, that the Company will be successful in taking advantage of its SCSI host adapter or IC technology or that the Company will be able to introduce its new product offerings on a timely basis.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 28, 1997, totaled $1.9 million, and did not materially change from the corresponding period of 1996. General and administrative expenses were 7% of net sales for the three months ended June 28, 1997, as compared to 4% of net sales for the second quarter of 1996. The increase of general and administrative expenses as a percent of net sales resulted from the decrease in net sales.

INCOME TAXES

The Company's effective tax rate for the second quarter of 1997 was 37% as opposed to 40% for the second quarter of 1996. The decrease in the tax rate is due to the tax reduction program that the Company implemented in the third quarter of 1996 and reflects the effective tax rate the Company expects to incur for the year ending December 31, 1997.

SAFE-HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q that are not historical facts, may contain forward looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results to differ materially.
 These risks and uncertainties include, without limitation, changes in customer order patterns, particularly those resulting from fluctuations in actual or projected server shipments, the ability of the Company to timely develop and introduce new products which gain and sustain market acceptance and have adequate gross margins, demand and competition for the Company's products, particularly its RAID controller products, component availability, the ability of the Company to timely ship ordered products, business conditions and growth in the computer industry and general economy, the ability of the Company to meet the rapidly changing needs of its markets through product enhancements or new product introductions, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including its 1996 Form 10-K. These forward looking statements speak only as of the date hereof, and the Company disclaims any intent or obligation to update these forward looking statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1997 Annual Meeting of Stockholders was held on July 16, 1997. The results of the shareholder vote on the matters presented at the meeting are listed below.

Election of Directors:

Mr. Ismael Dudhia       vote for            17,171,612
                        vote withheld        1,874,544

Dr. M. Yaqub Mirza      vote for            17,188,262
                        vote withheld        1,857,894

Dr. Inder M. Singh      vote for            17,173,575
                        vote withheld        1,872,581

Mr. Richard Love        vote for            17,188,177
                        vote withheld        1,857,979

Mr. Al Montross         vote for            17,176,370
                        vote withheld        1,869,786

Mr. Stephen McKenzie    vote for            17,179,052
                        vote withheld        1,867,104

Mr. Walter Wilson       vote for            17,173,575
                        vote withheld        1,861,786

Proposal to amend the Company's Articles of Incorporation to increase the authorized shares of the Company's Common Stock from 40,000,000 to 120,000,000 - votes for 14,375,100, votes against 4,556,143 and votes abstaining 127,313. Shares not voted were 1,752,945.

Proposal to amend the Company's Certificate of Incorporation to classify the Board of Directors into three classes of directors - votes for 5,176,578, votes against 7,626,439 and votes abstaining 147,795. Shares not voted were 7,860,689.

Proposal to amend the Company's Certificate of Incorporation such that stockholder action may be taken only at annual or special meetings of the stockholders - votes for 4,313,004, votes against 7,163,759 and votes abstaining 621,835. Shares not voted were 8,712,903.

Proposal to amend the Company's Certificate of Incorporation such that special meetings of stockholders of the Company may be called only by the Company's Board of Director or stockholders holding 66 2/3% or more of outstanding shares - votes for 4,962,746, votes against 7,556,299 and votes abstaining 604,567. Shares not voted were 7,687,889.

Proposal to amend the 1993 Stock Option Plan to increase the number of shares subject thereto by 1,900,000 - votes for 7,677,696, votes against 4,254,497 and votes abstaining 166,405. Shares not voted were 8,712,903.

Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending December 27, 1997 - votes for 17,234,513, votes against 1,315,401 and votes abstaining 508,642. Shares not voted were 1,752,945.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 8th day of August 1997.


                                       MYLEX CORPORATION


                                       By /s/ Colleen Gray
                                          ----------------------
                                            Colleen Gray
                                            Vice President of Finance and
                                            Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q

                                                      Sequentially
Exhibit No.        Description                        Numbered Page
-----------        -----------                        -------------

  11.1             Statement re Computation
                   of Per Share Earnings                   22