Form 10-Q
period 1997-09-30
MYLEX CORP
filed 1997-11-12
CIK 731619

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended September 27, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________ to  ___________.

Commission file number 0-13381
                               MYLEX CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                59-2291597
-------------------------------         --------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.
 incorporation or organization)


     34551 Ardenwood Blvd., Fremont, California               94555
     ------------------------------------------             --------
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

                            Yes     X     No______

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                   20,168,640 shares
     -----------------------------          ---------------------------------
                Class                       Outstanding at September 26, 1997

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               MYLEX CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (IN $000'S)


                                                        UNAUDITED
                                                          SEPT 27       DEC 31
                                                           1997          1996
                                                        ---------     ---------
ASSETS

CURRENT ASSETS:
    CASH AND EQUIVALENTS                                $  13,645     $  15,849
    SHORT-TERM MARKETABLE INVESTMENTS                      21,918        18,538

    ACCOUNTS RECEIVABLE                                    15,639        28,168
    ALLOWANCE FOR DOUBTFUL ACCOUNTS                          (317)         (436)
                                                        ---------     ----------
    ACCOUNTS RECEIVABLE, NET                               15,322        27,732

    INVENTORIES                                            33,292        41,680
    PREPAID EXPENSES AND OTHER CURRENT ASSETS               6,839         6,480
                                                        ---------     ---------
         TOTAL CURRENT ASSETS                              91,016       110,279

PROPERTY AND EQUIPMENT, NET                                 8,162         6,124
OTHER ASSETS                                                  198           183
                                                        ---------     ---------

         TOTAL ASSETS                                   $  99,376     $ 116,586
                                                        ---------     ---------
                                                        ---------     ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    ACCOUNTS PAYABLE                                    $  4,426      $  6,157
    ACCRUED LIABILITIES                                    2,155         6,191
                                                        --------      --------
         TOTAL CURRENT LIABILITIES                         6,581        12,348

LONG-TERM LIABILITIES                                         66            66

STOCKHOLDERS' EQUITY
    COMMON STOCK                                             202           207
    ADDITIONAL PAID-IN CAPITAL                            57,889        63,789
    NOTES RECEIVABLE FROM STOCKHOLDERS                      (720)         (465)
    RETAINED EARNINGS                                     35,358        40,641
                                                        --------      ---------
         TOTAL STOCKHOLDERS' EQUITY                       92,729       104,172
                                                        --------      ---------
           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                         $ 99,376      $ 116,586
                                                        --------      ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MYLEX CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                   UNAUDITED
                     (IN $000'S, EXCEPT FOR PER SHARE DATA)


                                                         SEPT 27       SEPT 30
                                                           1997          1996
                                                        ---------     ---------
NET SALES                                               $  29,432     $  42,206
COST OF SALES                                              20,025        25,517
                                                        ---------     ---------

    GROSS PROFIT                                            9,407        16,689

OPERATING EXPENSES:
    SELLING AND MARKETING                                   4,100         3,419
    RESEARCH AND DEVELOPMENT                                5,208         4,628
    GENERAL AND ADMINISTRATION                              2,152         2,068
                                                        ---------     ---------

         TOTAL OPERATING EXPENSES                          11,460        10,115
                                                        ---------     ---------

OPERATING PROFIT (LOSS)                                   (2,053)         6,574

INTEREST INCOME                                              379            273
INTEREST EXPENSE                                              (1)            (4)
OTHER EXPENSE                                                (29)           (83)
                                                        ---------     ----------

INCOME (LOSS) BEFORE TAXES                                (1,704)         6,760

INCOME TAX (BENEFIT) EXPENSE                                (630)         2,242
                                                        ---------     ---------

         NET INCOME (LOSS)                              $ (1,074)     $   4,518
                                                        ---------     ---------
                                                        ---------     ---------

EARNINGS (LOSS) PER COMMON SHARE:                       $  (0.05)     $    0.21


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:               20,166         21,439


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS, NINE MONTHS ENDED
                                   UNAUDITED
                      (IN $000'S, EXCEPT FOR PER SHARE DATA)


                                                         SEPT 27       SEPT 30
                                                           1997          1996
                                                        ---------     ----------
NET SALES                                               $  92,272     $ 136,117
COST OF SALES                                              68,282        83,934
                                                        ---------     ----------

    GROSS PROFIT                                           23,990        52,183

OPERATING EXPENSES:
    SELLING AND MARKETING                                  12,383        10,731
    RESEARCH AND DEVELOPMENT                               14,628        11,918
    GENERAL AND ADMINISTRATION                              6,487         7,408
                                                        ---------     ----------

         TOTAL OPERATING EXPENSES                          33,498        30,057
                                                        ---------     ----------

OPERATING PROFIT (LOSS)                                    (9,508)       22,126

INTEREST INCOME                                             1,212         1,026
INTEREST EXPENSE                                               (1)          (18)
OTHER EXPENSE                                                 (86)         (159)
                                                        ----------    ----------

INCOME (LOSS)  BEFORE TAXES                                (8,383)       22,975

INCOME TAX (BENEFIT)EXPENSE                                (3,102)        8,733
                                                        ----------    ----------

         NET INCOME (LOSS)                              $  (5,281)     $ 14,242
                                                        ----------    ----------
                                                        ----------    ----------

EARNINGS (LOSS) PER COMMON SHARE:                       $   (0.26)     $   0.66


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 20,552        21,593

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MYLEX CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS, NINE MONTHS ENDED
                              UNAUDITED
                             (IN $000'S)


                                                          SEPT 27      SEPT 30
                                                           1997          1996
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                                   $  (5,281)    $  14,243
    DEPRECIATION AND AMORTIZATION                           1,810         1,363
    AMORTIZATION OF DISCOUNT/PREMIUM ON SHORT-TERM
         MARKETABLE INVESTMENTS                               (72)         (113)
    CHANGES IN OPERATING ASSETS AND LIABILITIES
         ACCOUNTS RECEIVABLE, NET                          12,410        (4,208)
         INVENTORIES                                        8,388       (23,438)
         PREPAID EXPENSES AND
              OTHER CURRENT ASSETS                           (359)         (135)
         ACCOUNTS PAYABLE                                  (1,731)       (2,938)
         ACCRUED LIABILITIES                               (3,722)        3,574
                                                        ----------    ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     $  11,443     $ (11,652)

CASH FLOWS FROM INVESTING ACTIVITIES:
    CAPITAL EXPENDITURES                                   (3,848)       (3,416)
    MATURITIES OF SHORT-TERM INVESTMENTS                   14,734        14,665
    PURCHASE OF SHORT-TERM MARKETABLE INVESTMENTS         (18,041)            -
    DECREASE(INCREASE) IN OTHER ASSETS                        (17)          (59)
                                                        ----------    ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     $  (7,172)    $  11,190

CASH FLOWS FROM FINANCING ACTIVITIES:
    REPAYMENT OF CAPITAL LEASE OBLIGATIONS                   (118)         (227)
    PROCEEDS FROM EXERCISE OF STOCK OPTIONS                   347         3,589
    PROCEEDS FROM PURCHASES UNDER THE EMPLOYEE
         STOCK PURCHASE PLAN                                  307           207
    PAYMENTS TO ACQUIRE COMMON STOCK                       (7,011)            -
                                                        ----------    ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     $  (6,475)    $   3,569
                                                        ----------    ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         $  (2,204)    $   3,107


CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD       $  15,849     $  11,733
                                                        ----------    ----------
                                                        ----------    ----------

CASH AND CASH EQUIVALENTS: AT END OF PERIOD             $  13,645     $  14,840
                                                        ----------    ----------
                                                        ----------    ----------

NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
    TAX BENEFIT RELATED TO DISQUALIFYING DISPOSITION
         OF STOCK OPTIONS                                    $196        $5,967
    COMMON STOCK ISSUED FOR NOTES RECEIVABLE FROM
         STOCKHOLDERS                                        $255           -


CASH PAID DURING THE PERIOD:
    CASH PAID FOR INTEREST                                     $1           $18
    CASH PAID FOR INCOME TAXES                             $1,136        $5,297


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

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 27, 1997, are not necessarily indicative of the operating results for the full year.

As of the second quarter of 1997, the Company changed its fiscal periods from a calendar month basis to fiscal month basis. The Company's fiscal quarters are comprised of two four week months and one five week month. Additionally, each fiscal week begins on Sunday and ends on Saturday.

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

NOTE B.   INVENTORIES (in $000's)

                                September 27,     December 31,
                                    1997              1996
                                -------------     ------------

          Raw Material            $17,340           $26,623
          Work-in-process           6,503             6,885
          Finished Goods            9,449             8,172

                                ------------      ------------
          Total                   $33,292           $41,680



NOTE C.   MERGER WITH BUSLOGIC

In February 1996, the Company closed a business combination pursuant to which it issued 2,710,738 shares of its common stock for all of the capital stock of BusLogic Inc. (BusLogic), a supplier of storage input/output solutions for use in network file servers, personal computers, and workstations. This business combination has been accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the results of operations, financial position and cash flows of BusLogic. There were no significant transactions between the Company and BusLogic prior to the combination that required elimination, and no adjustments were required to conform accounting policies.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Mylex Corporation is a leading producer of RAID technology and network management products. Mylex produces high performance disk array (RAID) controllers, and complementary computer products for network servers, mass storage systems and workstations. Through its wide range of RAID controllers and its line of Ultra-SCSI host adapter products, Mylex provides enabling intelligent I/O technologies that increase network management control, enhance CPU utilization, optimize I/O performance, and ensure data security and availability. Products are sold globally through a network of OEMs, major distributors, VARs and system integrators. More than twenty leading network file server and storage subsystem OEMs, including Digital Equipment Corporation, NEC and Siemens, have designed Mylex RAID controllers into their server and storage subsystem products. The Company is incorporated in the State of Delaware and has its principal offices in Fremont, California.

During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 86% of the Company's net sales during the third quarter of 1997.

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

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a majority of its disk array product sales in the first nine months of 1997. The Company believes that its proprietary software and firmware, as well as its large installed base of RAID units, are key competitive advantages in the RAID controller market.

The Company's acquisition of BusLogic in February, 1996 made available to the Company a complete line of host bus adapter products to broaden its product offering. During the third quarter of 1997, the Company released its new RAIDPlus products which adds RAID functionality to its HBA. The Company's host bus adapter products now ship with this RAID functionality under the Company's FlashPoint product line. These RAIDPlus products dramatically accelerates data transfer rates and provides fault tolerance for data security. The RAIDPlus products, along with the Company's other host bus adapter products, are considered high performance and are well suited to applications that demand high data throughput and low CPU utilization. Additionally, the Company has begun shipping its new RAID controller which incorporate the SCSI chip technology acquired in the BusLogic transaction. Consequently, the Company has moved beyond the "single product" stage, utilizing technology from both companies and providing an offering of product solutions for desktop PC's to large networked systems.

As of September 27, 1997, the Company had approximately 380 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 1997 the Company financed its operations primarily from cash balances and cash generated from operations.

At September 27, 1997, the Company's working capital decreased to $84.4 million from $97.9 million at December 31, 1996. This decrease in working capital was due primarily to the decrease of current assets by $19.3 million, but was offset by a $5.8 million reduction in current liabilities. The reduction in current assets resulted from a $12.4 million reduction in accounts receivable and an $8.4 million reduction in net inventories, offset by an increase in short-term marketable securities. The reduction in accounts receivable was due to 20% lower sales volume in the third quarter of 1997, as compared to the fourth quarter of 1996, and an improved Days Sales Outstanding (DSO). Reductions to working capital were offset by $1.8 million decrease in accounts payable and $4.0 million decrease in accrued liabilities due to tax benefits, resulting from the Company's net losses, that were recorded over the first nine months of 1997. The Company's cash and marketable investments increased by $1.2 million, from $34.4 million to $35.6 million, between December 31, 1996 and September 27, 1997.

The Company has an agreement with Comerica Bank for a $20 million unsecured revolving line of credit which expires June 30, 1998. Borrowings under the line of credit bear interest at either the Bank's base rate, or the Eurodollar or Libor option rate plus 1 3/4%, at the election of the Company at the time of each advance. The Bank's agreement with the Company contains covenants that relate to profitability, maintenance of specific financial ratios and limits on additional indebtedness without the prior consent of the Bank.

The Company presently expects to finance near-term and long-term operations and capital requirements through cash provided by continuing operations, existing cash balances, short term investments and borrowings under the revolving bank line of credit. However, there can be no assurance that the Company will not require additional financing over the long term, or, if required, that such financing will be available on terms favorable to the Company. The Company has been engaged in a stock repurchase program pursuant to which it has purchased to date, for $7.0 million, 700,000 shares of the Company's Common Stock. Management's decision to repurchase shares will be based on the Company's cash needs and market conditions from time to time.

RESULTS OF OPERATIONS

SALES AND GROSS PROFITS. The Company's net sales for the three months ended September 27, 1997, totaled $29.4 million, compared to $42.2 million for the corresponding period of fiscal year 1996, a decrease of approximately 30%. Sales decreased, as compared to the third quarter of 1996, primarily due to the cessation of shipments of the Company's disk array products to HP and IBM (for the reasons described below), delays in OEM qualification of the Company's new DAC960PG controller and a 12% decline in the Company's host bus adapter (HBA) sales, as compared to the third quarter of 1996.

For the nine month period ending September 27, 1997, the Company's net sales were $92.3 million, compared to $136.1 million for the equivalent period in 1996. The sales decline, as compared to the same period in 1996, was primarily due to significantly reduced level of shipments to HP and IBM, delays in OEM qualification of the Company's new DAC960PG controller and a 32% decline in HBA sales. The reduced shipments to HP and IBM are attributable, respectively, to HP's award of a design win to one of the Company's competitors and to IBM's procurement strategy change, which has resulted in a switch from the procurement of their RAID controllers from the Company to an internally sourced controller. Sales have not been significantly impacted by inflation over the last three fiscal years.

Gross profit for the three months ended September 27, 1997, was $9.4 million or 32% of net sales, compared to $16.7 million or 40% of net sales for the same period in 1996, or a decrease of $7.3 million. This decrease in gross margins were largely attributable to the decline in the sales of the Company's higher margin HBA product line and to pricing pressures from the Company's OEM customers.

For the first three quarters of 1997, gross profits were $24.0 million compared to $52.2 million for the corresponding period in 1996. The year-over-year decline in gross profit was primarily attributable to the 32% reduction in revenues, and to the increase in the Company's inventory reserve provision, during this nine month period. The cumulative inventory reserve charge for the nine month period ended September 27, 1997 was $11.6 million.

The Company's largest customer during the third quarter of 1997 was Digital Equipment Corporation ("DEC"), which accounted for $7.4 million or 25% of the Company's net sales during that period. The Company's second largest customer during the quarter was Siemens, which accounted for $3.1 million or 11% of net sales.

For the first three quarters of 1997, DEC was the Company's largest customer with $21.5 million or 23% of the Company's net sales. The Company's second largest customer during this period was Siemens, which accounted for $8.2 million or 9% of net sales. However, there can be no assurance that sales to either of the above companies will be at these levels or percentages in the future.

While the Company has in place OEM agreements with some of the Company's largest customers that define the terms of the sales and support services, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

The Company's backlog as of September 27, 1997, totaled $8.3 million, as compared to $11.3 million as of the end of the third quarter in 1996. The decrease in the backlog is attributable to the decline in the level of business with HP and IBM.

Because almost all of the orders for the Company's products may be canceled prior to shipment and its customers have the right to change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Of the total $8.3 million backlog at September 27, 1997, all but a small percentage of the orders making up that backlog would have been scheduled for delivery within the three months ending December 27, 1997, unless the orders were canceled or rescheduled by the respective customer.

Products

Mylex designs its products to provide solutions for most popular operating systems, including Novell Netware, Windows NT, SCO UNIX, and Unixware. Mylex products also work with most popular hardware platforms. These include personal computer platforms that uses PCI bus architectures and workstation platforms, including Sun Microsystems, Silicon Graphics and IBM RS-6000 workstations that use the Company's SCSI to SCSI products.

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

Mylex disk array controllers DAC960PG, DACPL and DAC960PU provide high performance, fault tolerant data storage solutions for the PCI bus platforms. The Mylex SCSI-to-SCSI disk array controllers (DAC960SU/SX) bring the performance of RAID technology to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems.

During 1996, the Company developed a family of RAID products that are scaleable ("Scaleable RAID") and are based on the Company's firmware, RAID co-processor and SCSI controller chips and incorporate Intel's i960*RP I/O co-processor. Together, these RAID products offer a truly scaleable solution that gives OEMs and integrators choices with respect to integrating RAID in environments from the desktop to the super server. This family of products currently consists of two offerings that can be used by themselves or in combination. The DAC960PG is an extension of the Company's industry leading RAID controller products. It is a complete board level RAID solution that plugs into a standard PCI slot. The

DAC960PG can be used in all servers from entry level to super server. The other product offering, ROME is the Company's RAID on the motherboard implementation and combines the Company's RAID co-processor and SCSI controller chips. This design is targeted to the mid-range departmental server. When used in concert with the Company's RAID firmware and operating system drivers, ROME will provide RAID functionality in a cost effective package. However, there can be no assurance that Scaleable RAID products will gain or sustain market acceptance or that their sales will produce adequate gross margins.

Products currently under development include new SCSI to SCSI, SCSI to Fibre and high performance PCI controllers, and a low-cost RAID solution. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins.

Host Bus Adapters

The Company's host adapter product family represents a broad host adapter product offerings available for the PCI bus interface. These products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and can be used in a multi-tasking configuration. In July, 1997, the Company announced RAIDPlus, an enhanced host bus adapter with RAID functionality. The Company designed RAIDPlus as a basis of product differentiation from its competitors. By making the Company's HBA's products RAID capable, their performance, in a multi-drive environment, is now significantly improved over a non-RAID HBA equivalent. Along with the performance improvement, RAID provides an enhanced level of data security with the distribution of data over multiple drives.

Although HBA sales in the third quarter of 1997 were 12% less than such sales for the equivalent period in 1996, HBA sales for the 1997 third quarter increased by $1.3, or 45%, over such sales for the 1997 second quarter. This increase is primarily attributable to the introduction of the RAIDPlus features in July 1997, and represents the first increase for HBA sales in succeeding quarters since the third quarter of 1996.

Network Attached Storage Products

The Company is in the process of developing a family of products that represent a new method of adding services to a network based on a new server design that offers advantages in simplicity, cost and performance. These servers belongs to a family of products called AutoNet-TM-. Standard servers are based on personal computer architectures, and while they perform well for many applications they are overly complex and costly for basic network services. The AutoNet server design is anticipated to integrate all of the functions of a server, including a network operating system. Initial applications for the new servers are expected to be in the areas of file service and network attached storage. AutoNet products began shipping beta units in the late third quarter of 1997 and anticipates production level shipments in the later part of
fourth quarter of 1997.   However, expected sales will not be material to the
Company any earlier than the first quarter of 1998. Consequently, there can be no assurance that the Company will be able to develop and introduce the AutoNet products in a timely manner or that any such products will gain or sustain market acceptance.

General

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as its new PCI and SCSI to SCSI disk array and network attached storage product families, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product development, qualification and enhancement or the failure of the Company's new products or enhancements to gain or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended September 27, 1997, totaled $4.1 million, an increase of $0.7 million or 20% from the corresponding period in 1996. Sales and marketing expenses represented 14% of net sales for the three months ended September 27, 1997, as compared to 8% for the same period a year ago. This increase in sales and marketing expenses resulted primarily from expenses related to the launch of new products and increased sales and marketing headcount and resulting increase in compensation expense. The increase of sales and marketing expenses as a percent of net sales resulted from the absolute increase in such expenses and the decrease in net sales.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended September 27, 1997, totaled $5.2 million, an increase of 13%, from the $4.6 million incurred during the corresponding period in 1996. Research and development expenses represented 18% of net sales for the three months ended September 27, 1997, as compared to 11% in the comparable 1996 quarter. Research and development expenses increased during the third quarter of 1997 due primarily to expenses incurred for the staffing and development of the Company's new Autonet network attached storage product, the continued expansion of the Company's R&D facility in Boulder, Colorado, and increased staffing compensation expense resulting from higher salaries and increased engineering head count at the Company's Fremont and Santa Clara locations. The increase of research and development expenses as a percent of net sales resulted from the absolute increase in such expenses and the decrease in net sales. The Company continued its investment in research and development activities during the third quarter of 1997 in an effort to implement its strategies of maintaining leadership in the RAID market, to take advantage of its existing and prospective SCSI host adapter and IC technology, and to introduce new products, such as Autonet-TM-. However, no assurance can be given that such leadership will be maintained, that the Company will be successful in taking advantage of its SCSI host adapter or IC technology, or that the Company will be able to introduce its new product offerings on a timely basis.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 27, 1997, totaled $2.2 million, and did not materially change from the corresponding period of 1996. General and administrative expenses were 7% of net sales for the three months ended September 27, 1997, as compared to 5% of net sales for the third quarter of 1996. The increase of general and administrative expenses as a percent of net sales resulted from the decrease in net sales.

INCOME TAXES

The Company's effective tax rate for the third quarter of 1997 was 37% as opposed to 40% for the third quarter of 1996. The decrease in the tax rate is due to the tax reduction program that the Company implemented in the third quarter of 1996, and reflects the effective tax rate the Company expects to incur for the year ending December 27, 1997.

SAFE-HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The statements contained in this Form 10-Q, to the extent not historical facts, contain forward-looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, changes in customer order patterns, particularly those resulting from fluctuations in actual or projected server shipments; the ability of the Company to timely develop, intorduce, enhance and qualify new products, demand and competition for the Company's existing and new products, particularly its RAID controllers, SCSI host adapter and Network Power & Light's-TM- thin-server products; component availability; pricing pressures; the ability of the Company to timely ship ordered products; business conditions and growth in the computer industry and general economy; the risk of inventory obsolescence due to shifts in market demand; and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the 1996 Form 10-K and 10Q filings for the first three quarters of 1997. These forward-looking statements speak only as of the date hereof, and the Company disclaims any intent or obligation to update such statements.

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

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 12th day of November 1997.


                              MYLEX CORPORATION


                              By /s/ Colleen Gray
                                -----------------------------
                                Colleen Gray
                                Vice President of Finance and
                                Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q


                                                       Sequentially
Exhibit No.         Description                        Numbered Page
-----------         ------------                       --------------

     11.1      Statement re Computation
               of Per Share Earnings                   20