Form 10-K
period 1997-12-27
MYLEX CORP
filed 1998-03-27
CIK 731619

                              SECURITIES AND EXCHANGE
                                     COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 27, 1997

[ ] Transitional report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File Number 0-13381

                                 MYLEX CORPORATION
                ----------------------------------------------------
               (Exact name of registrant as specified in its charter)

             DELAWARE                                        59-2291597
-------------------------------                         -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

      34551 Ardenwood Boulevard
         Fremont, California                                    94555
-------------------------------------                       -----------
(Address of principal executive office)                      (Zip code)

Registrant's telephone number, including area code: 510-796-6100


Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X   No
                                           ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the closing sale price of the Common Stock on March 13, 1998, as reported on Nasdaq, was $150,430,569. As of March 13, 1998, registrant had 18,656,898 outstanding shares of Common Stock. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]



                        DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate information by reference from the Annual Report to Shareholders for the year ended December 27, 1997. Part III incorporates information by reference from the definitive proxy statement for the 1998 Annual Meeting of Shareholders to be held May 21, 1998, which proxy statement will be filed in April, 1997.

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



                                      PART I

ITEM 1.    BUSINESS

GENERAL

Mylex Corporation is a leading producer of RAID technology and network management products. Mylex produces high performance disk array (RAID) controllers, PCI bus based and external, Ultra SCSI host bus adapters (HBA) and complementary computer products for network servers, mass storage systems and workstations. Through its wide range of RAID controllers and HBA products, Mylex provides enabling intelligent I/O technologies that increase network management control, enhance CPU utilization, optimize I/O performance, and ensure data security and availability. Products are sold globally through a network of OEMs, major distributors, VARs and system integrators. Through 1997, more than twenty leading network file server and storage subsystem OEMs, including Digital Equipment Corporation, NEC, Siemens, Fujitsu and Hitachi had designed Mylex RAID controllers into their server and storage subsystem products. The Company is incorporated under the laws of the State of Delaware.

During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 88% of the Company's net sales during 1997.

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

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a majority of its disk array product sales in 1997. The Company believes that its patents, proprietary software and firmware as well as its large installed base of RAID units are key competitive advantages in the RAID controller market.

In addition to the PCI RAID controllers, which generated approximately 75% of the Company's revenues in 1997, the Company offers external RAID controllers, including a fibre version, host bus adapters and a new product utilizing the Company's new Autonet-TM- Thin Server Engine. Both the external RAID controllers and HBA products are highly suited to applications that demand high data throughput and low CPU utilization. The Autonet-TM- product will allow the Company to participate in a market segment that uses thin server technology and is only now emerging as the next growth area in file management on the network. Consequently, the Company has moved beyond the "single product" stage, allowing an offering of product solutions for desktop PC's to large networked systems.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Sales of the Company's RAID controller products accounted for 88% of the Company's net sales in 1997 and 87% of net sales in 1996. Conversely the Company's net sales of its host bus adapters (HBA's) were 10% in 1997 and 11% in 1996. The Company's RAID controller products are used principally in personal computer network applications. The use of RAID technology in the personal computer network market has become established over the previous few years, but there can be no assurance that another technology will not replace RAID in the disk array controller marketplace or that there will be continuing widespread acceptance or growth of the use of RAID products in general, or the Company's RAID controllers in particular, in that market. Furthermore, even if the market continues to grow, there can be no assurance that the Company will be able to continue, to market and sell its RAID controller products at similar or higher rates, or with similar or improved gross margins, it experienced in 1997.

The Company's host adapter product family represents one of the broadest host adapter product offerings available by providing a common interface to all of today's PC bus architectures. These products are typically used in personal computers ranging from the desktop up to file servers and work stations. SCSI, which stands for small computer system interface, is a bus protocol that allows a computer to connect to multiple internal and external peripherals from one slot and which improves I/O performance over other protocols such as ATA, IDE and Enhanced IDE. There can be no assurance that another technology will not replace SCSI, or the Company's SCSI HBA products in particular, in that market. Furthermore, even if the market continues to grow, there can be no assurance that the Company will be able to continue to market and sell its HBA products at similar or the same rates, or with similar or the same gross margins, it experienced in 1997.

The Autonet-TM- thin server engine product is the first in a new class of products the Company expects to develop. In today's business environment, the need for fast, reliable access to data is essential. In addition, businesses need to be able to install and maintain network storage systems easily, with minimal network downtime and minimal administrative overhead. The Autonet-TM-product, developed by the Company's Network Power and Light-TM- Division, is an open hardware and software architecture that combines simplicity, accessibility, scalability and low cost into a thin server engine designed to manage network attached storage devices and entry level networks. However, there can be no assurance that the Company will be able to deliver and gain market acceptance of its Autonet-TM- product, without materially impacting gross margins, if at all.

In addition, in order to be able to compete successfully in the RAID controller and HBA market, the Company will have to develop and market new RAID controller and HBA products. There can be no assurance that the Company will be able to develop and introduce new RAID controller and HBA products in a timely manner or that any such products will gain or sustain market acceptance.

The Company's 1997 revenue depended on a customer base that was concentrated. The Company's four largest customers, Digital Equipment Corporation ("DEC"), Siemens, NEC and Fujitsu collectively accounted for 47% of the Company's net sales in 1997. Sales to DEC alone represented 23% of the Company's net sales during 1997. Sales to Siemens, NEC and Fujitsu accounted for 10%, 8% and 6% of net sales, respectively. The Company has no long-term purchase commitments from its customers, and customers generally may cancel their orders on 30-days notice. Accordingly, there can be no assurance that orders from existing customers, including the Company's principal customers, will continue at their historical levels, or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current customers, particularly a significant customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business and operating results.

The Company's OEM customers have integrated the Company's RAID controller products into their servers and storage subsystems. Any of these OEM customers may choose to develop their own RAID controller products which could be substituted for, and thus reduce or eliminate their purchases of, the Company's RAID controller products. Most of the Company's OEM customers, and particularly its principal customers, have extensive product development experience and expertise, substantial financial resources and ongoing, substantial product development activities. As a result, it is possible that those customers may engage in RAID development programs on a continuing basis. Any material reduction in purchases of RAID controller products by any OEM customer as a result of such customer developing its own competing product will materially and adversely affect the Company's business and operating results.

COMPETITION

The markets for the Company's RAID controller and HBA products have been competitive and are likely to remain competitive. Furthermore, there are numerous companies with established reputations in the controller and personal computer related markets, many of which have greater financial, manufacturing and marketing resources than those of the Company. The Company believes that its principal competitors for RAID controllers are American Megatrends (AMI) and Adaptec. The principal competitor for the Company's HBA products is Adaptec. The Company's share of the HBA market is quite smaller, particularly when compared to Adaptec's share, and Adaptec has significantly greater financial, manufacturing and marketing resources than the Company.

Some OEMs, such as Compaq and IBM, have developed their own RAID controllers.
As noted, the customers historically accounting for the most significant volumes of the Company's sales are major OEMs, any of which could develop their own controllers at any time rather than purchase such products from the Company.

The Company's ability to compete successfully in the RAID controller and the HBA markets depends upon its ability to continue to develop products, which are proven to be reliable and obtain market acceptance, which can be sold at competitive prices, while maintaining adequate gross margin levels. Although the Company believes that its RAID controller and HBA products have certain competitive advantages, which include performance and cost, there can be no assurance that the Company will be able to compete successfully in the future in the market for such products or that other companies may not develop products with greater performance or more favorable prices and thus reduce the demand for the Company's products. Furthermore, as more companies enter the RAID controller market, the Company expects to encounter price competition for such products which could materially and adversely affect its gross margins.

PRODUCTS

During the last half of 1993, the Company shifted its principal activity from the supply of system board products to the manufacture of I/O devices and storage management enhancing computer peripheral products. Additionally, the acquisition of BusLogic in early 1996 has broadened the Company's product offering with a complementary line of host bus adapters. Mylex designs its products to provide solutions for all popular operating systems, including Novell Netware, Windows NT, SCO UNIX, Solaris and Unixware. Mylex products also work with all popular hardware platforms. These include personal computer platforms that use PCI architecture and workstation platforms, including Sun Microsystems, Silicon Graphics and IBM RS-6000 workstations that use the Company's SCSI-to-SCSI products.

Despite testing, new products may be affected by quality, reliability or interoperability problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced and delayed orders and a decline in the Company's competitive position. In addition, there can be no assurance that new products or technologies developed by others, or the emergence of new industry standards, will not render the Company's products or technologies noncompetitive or obsolete. For example, efforts by the Company's OEM customers and other manufacturers to integrate additional functions into system boards, to use chip sets that incorporate additional functionality, or to design and utilize their own controllers and other devices rather than purchase the Company's products could have a material adverse effect on the Company's business and operating results.

All of the Company's current RAID controller products are based on the Intel i960 family of processors. If another company develops a processor for RAID applications which renders the i960 processor noncompetitive, whether as a result of cost, specifications or other advantages of the new processor, or if Intel ceases to produce the i960 processor or support the Company's efforts to develop products based on the i960 processor, the Company will be forced to develop new products based on another processor. Such development efforts will be costly, and there can be no assurance that the Company will be able to timely complete such development efforts or that such products, if developed, will have the same degree of market acceptance or the same gross margin as the Company's present RAID products.

 Raid Controllers

Each bus-based Mylex RAID controller includes a proprietary application specific integrated circuit, or "ASIC," that serves as an interface with the host computer, a RISC processor, up to five SCSI channels to manage the transfer of data to and from the disk drives in the array and a dynamic cache memory ranging in size from 2 to 128 MB, depending on the product, to buffer the transfer of information to and from the disks. The controller also includes Mylex firmware residing on an EEPROM that implements the RAID algorithms and the algorithms necessary for the cache and supporting software, including I/O drivers, configuration utilities and system monitoring programs.

Mylex disk array controllers DAC960PG, DAC960PJ, DAC960PL and DAC960PU provide high performance, fault tolerant data storage solutions for the PCI bus platforms. The

Mylex external disk array controllers, DAC960SF and DAC960SX, bring the performance of RAID technology, which can operate in dual active mode, to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems.

Products currently under development include a controller optimized for multimedia and video imaging, controllers that will provide for high speed serial interfaces to disk drives, clustering of storage subsystems and low-cost RAID solutions. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins.

Host Bus Adapters

The Company's host adapter products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and be used in a multi-tasking configuration. The Company continues to develop follow on versions of its PCI based products. If these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins. Sales of HBA products in 1997 declined from 1996. The Company's HBA products have historically competed on performance and features. During 1997, the Company experienced competition from low cost HBA providers. As a result of these new HBA suppliers, the Company is now faced with the additional pressure of competitive pricing for its HBA products.

Network Attached Storage Products

In addition to RAID controllers and host bus adapters, the Company has developed a new product called AutoNet-TM-, which is a scalable, low cost thin server engine. Thin server technology allows the server to be optimized to perform
file services with minimal complexity and cost.   Standard servers are based on
personal computer architectures, and while they perform well for many applications they are overly complex and costly for basic network services. Initial applications for the new servers, based on the Autonet-TM- engine, are expected to be in the areas of file service and network attached storage. There can be no assurance that the Company will be able to develop and introduce the AutoNet products in a timely manner or that any such products will gain or sustain market acceptance. In any event, it is not expected that sales of AutoNet products will be material to the Company any earlier than the third quarter of 1998.

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The

Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as its new PCI and external disk array controllers, HBA products and network attached storage products, based on Autonet-TM-, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

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

The Company's manufacturing and distribution facility is located at its Fremont, California headquarters. The Company has converted to assembling all of its products through subcontract manufacturers who are ISO 9000 certified. Despite its arrangements with local subcontractors, however, there can be no assurance that the Company's manufacturing resources always will be adequate to meet product demand.

In late 1996, the Company created a new subsidiary, called Mylex Distribution, Inc., for the purpose of establishing a network of forward positioned inventory locations. These locations are strategically situated in eleven different states. The main function of this network of locations is to make available emergency inventory, on a timely basis, to the Company's geographically diverse customer base.

Mylex or its subcontractors perform quality control and inspection procedures throughout the production process to ensure that products meet industry standards. The Company, through its subcontractors, subjects all products to 100% in-circuit and functional tests.

The Company's most critical components are the i960 RISC processor, the Company's applications specific integrated circuits or "ASIC", SCSI chips and the SIMM memory module. The Company procures the i960 processor from Intel or local distributors and its ASIC, SCSI chips and SIMM modules from Toshiba, Symbios Logic, Atmel and Tanisys Corporation, respectively. Other components are available from several sources at competitive prices.

The Company has no long-term supply contracts. There can be no assurance that the Company will be able to obtain, on a timely basis, all the components it requires. If the Company cannot obtain critical components as required, it may be unable to meet demand for its products, thereby adversely affecting its operating results. In addition, scarcity of such components may result in cost increases and adversely affect the Company's gross margins.

The Company's need to manufacture products before receiving firm purchase orders, combined with risks of technological obsolescence and rapid shifts in market demand, could result in inventory devaluation or obsolescence, either of which could have a material adverse effect on its operating results.

SALES AND MARKETING

As of December 27, 1997, the Company employed 93 sales and sales support personnel who devoted substantially all their time to marketing, sales, and technical and customer support. The Company expects that sales and marketing expenses will increase in 1998 as the rate of sales grows. However, there can be no assurance that such sales growth will occur.

Sales to DEC accounted for 23% of net sales in 1997 and 17% of net sales during 1996. Sales to the next two largest customers, Siemens and NEC, each accounted for an additional 10% and 8% of net sales, respectively, in 1997 and 5% and 6%, respectively, in 1996. The Company's sales continue to remain concentrated in a small group of OEM customers. In addition, the export portion of the Company sales has increased to 73% in 1997 as compared to 65% in 1996. Although there are OEM agreements in place with some of the Company's largest customers that define the terms of sale and support services, these agreements do not include specific quantity commitments and generally allow customers to cancel any orders on 30 days notice. The Company generally sells products on a purchase order basis. As a result, historical sales are not necessarily an accurate indicator of future sales. The majority of the Company's sales are with OEM customers.

The OEM sales process is complex, requiring interaction with several layers of the OEM customer's organization and extensive technical exchanges, product demonstrations and commercial negotiations. As a result, the Company's typical sales cycle is usually four to nine months. OEM relationship commitments are generally made at a high level within the customer's organization, and the sales process involves broad participation across the Mylex organization, from the Chief Executive Officer to the engineers who designed the product.

The Company's sales which do not involve OEM's involve the marketing and distribution of the Company's products to system integrators, value added resellers and distributors (who also service major OEM customers in some international markets) throughout the world. Mylex also uses the services of manufacturer representatives in the United States and Canada in this sales channel.

The Company has distribution agreements with its distributors, including companies such as Tech Data, Ingram Micro and Avnet Corporation. Mylex also has agreements with various regional and specialty distributors, both domestic and international. The Company also conducts extensive advertising in trade publications, conducts various joint marketing activities with its distributors, and sponsors exhibits at approximately 15 trade shows annually.

INTERNATIONAL SALES

Sales to customers outside the United States accounted for approximately 73% of the Company's revenue in 1997. Of the total international sales, 29% of these sales were destined to Pacific Rim customers. Sales to foreign affiliates of U.S. customers are treated as foreign sales. Although there can be no assurances given, the Company expects that international sales will continue to represent a significant portion of the Company's revenue in 1998 and thereafter.

International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, as recently witnessed in several Pacific Rim countries, for example, could make the Company's products less price competitive and, if the Company in the future denominates any of its sales in foreign currencies, could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. In some countries, the laws do not protect the Company's intellectual property rights to the same extent as the laws in the United States.

BACKLOG

The Company's backlog as of December 27, 1997, totaled $5.4 million, as compared to $7.8 million as of December 31, 1996. The decrease in the backlog was attributable to an absence of orders in 1997, as compared to 1996, from IBM. Because almost all of the orders for the Company's products may be canceled prior to shipment and customers may similarly change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period.
Furthermore, the Company's manufacturing capabilities may not be sufficient, from time to time, to permit it to ship all products subject to a substantial backlog by the shipment dates requested by the respective customer. Of the total $5.4 million backlog at December 27, 1997, all but a small percentage of the orders would have been scheduled for delivery within the three months ended March 28, 1998, unless the orders were canceled or rescheduled by the respective customer.

RESEARCH AND DEVELOPMENT

The Company conducts an active and ongoing research and development engineering program that focuses on the development of new products, new features for the Company's existing products, rigorous design verification and compatibility testing and the Company maintains an engineering support group to follow up with customers. The Company continues to expand its development activities and now has three engineering groups located in Fremont, California and in Boulder, Colorado.

As part of its product development strategy, the Company actively seeks cooperative and codevelopment activities with industry leaders in the hardware, software, silicon and systems businesses and participates in a number of industry forums, such as I(2)O and PCI RAID Advisory Group. The Company's ability to compete successfully will depend in large part on its ability, on a timely and cost-effective basis, to enhance its existing products and introduce new products with features that meet changing customer requirements and with competitive prices. Despite testing, new products may be affected by quality, reliability and interoperability problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company's competitive position.

EMPLOYEES

As of December 27, 1997, the Company employed 373 people. Those employees included 140 engineering and product development employees, 49 finance and administration employees, 93 employees in the sales, marketing and technical and customer support areas, and 91 manufacturing employees.

Recruitment of personnel in the computer industry, particularly engineers, is highly competitive. The Company believes that its future success will depend in part on its ability to attract and retain highly skilled management, engineers, sales, marketing, finance and technical personnel. There can be no assurance of the Company's ability to recruit and retain the employees that it may require.


INTELLECTUAL PROPERTY

The Company holds one patent and has another patent awaiting final approval with several other patent applications in different phases of review which are applicable to its RAID controllers. Otherwise the Company relies on a combination of trade secret, copyright and trademark laws and employee and third party non-disclosure agreements to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from developing products with features similar to the Company's products.

Certain patents and copyrights owned by others are of critical importance to the high technology electronic product industry segment in which the Company operates. The Company has obtained licenses to certain technology protected by patents and copyrights which the Company believes are adequate for the operation of its business as presently conducted. It is likely that such licenses to produce, use and market new technologies will continue to be important to the Company, particular with respect to its Autonet-TM- products. In the future, the Company may be required to obtain licenses from others, and there are no assurances that such licenses would be available on terms satisfactory to the Company or at all.

There can be no assurance that third parties will not assert infringement or related indemnity claims against the Company. In that circumstance, asserting the Company's rights or defending against third party claims could involve substantial expense, which could materially and adversely affect the Company's results of operations.

ITEM 2.  PROPERTIES

The Company's headquarters, manufacturing and distribution facilities are located in two facilities with a combined square footage of 133,182 in Fremont, California. The Company also has an engineering facility with approximately 16,000 square feet in Boulder, Colorado whose lease expires in December, 2000. Approximately 74,000 square feet of the Fremont facilities is leased through April, 2001, while the remaining square footage will be on lease through July, 2003.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


"SAFE-HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
The foregoing discussion and in this annual report on Form 10-K contain forward-looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, changes in customer order patterns, particularly those resulting from fluctuations in actual or projected server shipments; demand and competition for the Company's existing and new products, particularly its RAID controller, SCSI host adapter and Network Power & Light's-TM- thin-server products; component availability; pricing pressures; the ability of the Company to timely ship ordered products; business conditions and growth in the computer industry and general economy; instability in foreign economies, particularly in Asia; the capability of the Company to meet the rapidly changing needs of its markets through timely product enhancements or new product introductions; the risk of inventory obsolescence due to shifts in market demand or other causes; the risk of a Company product being incompatible with new products of other companies; and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the 1996 Form 10-K and 1O-Q filings for the periods ended March 31, 1997, June 28, 1997 and September 27, 1997. These forward-looking statements speak only as of the date hereof, and the Company disclaims any intent or obligation to update such statements.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

This information is incorporated by reference from the information under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 33 of the Annual Report to Shareholders for the year ended December 27, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

This information is incorporated by reference from the information under the caption "Selected Five Year Consolidated Financial Data" on page 28 of the Annual Report to Shareholders for the year ended December 27, 1997.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

All other information regarding management's discussion and analysis of financial condition and results of operations are incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 29 through 32 of the Annual Report to Shareholders for the year ended December 27, 1997.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Mylex Corporation at December 27, 1997 and December 31, 1996 and for each of the years in the three-year period ended December 27, 1997 and the Independent Auditor's Report thereon are incorporated by reference from pages 34 through 46 of the Annual Report to Shareholders for the year ended December 27, 1997.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                       PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officer Compensation" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the caption "Executive Officer Compensation" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the information under the caption "Securities Ownership of Management and Principal Stockholders" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following Consolidated Financial Statements of Mylex Corporation and the Independent Auditor's Report, as listed under (a) (1) below, are incorporated herein by reference from the Registrant's Annual Report to Shareholders for the year ended December 27, 1997.

(a) (1)   Financial Statements


                                                                      Page in
                                                                      Annual
                                                                      Report
                                                                      -------
Consolidated Statements of Operations - Years ended December,
1997, 1996 and 1995                                                     35

Consolidated Balance Sheets at Year end December, 1997 and 1996         34

Consolidated Statements of Cash Flows - Years ended December,
1997, 1996 and 1995                                                     37

Consolidated Statements of Shareholder' Equity - Years ended
December, 1997, 1996 and 1995                                           36

Notes to Consolidated Financial Statements                             38-45

Independent Auditor's Report                                            46

(2) The following financial statement schedule and report and consent are submitted herewith:

                                                                      Page in
                                                                    this Report
                                                                    -----------
Schedule I - Valuation and Qualifying Accounts                          S-1

(3)  Exhibits included herein:


Exhibit No.    Exhibit
  3.1          (i)  Certificate of Incorporation, Articles of Merger and
                    Agreement and Plan of Merger.

  3.2          (a)  By-laws (to be filed by amendment).

  10.10        (c)  1983 Incentive Stock Option Plan, as amended and restated.

  10.11        (k)  1993 Stock Option Plan, as amended.

  10.13        (a)  1995 Employee Stock Purchase Plan as amended and restated.

  10.20        (b)  Lease Agreement of premises at 34551 Ardenwood Boulevard, dated March 6, 1991.

  10.20.1      (h)  Amendment to Lease Agreement of premises at 34551 Ardenwood
                    Boulevard, dated February 26, 1996.

  10.21        (g)  Security and Loan Agreement, dated June 28,1996, with
                    Comerica Bank

  10.22        (h)  Lease Agreement of premises at 6607 Kaiser Drive, dated
                    December 9, 1995.

  10.25        (d)  Digital Equipment Corporation Basic Order Agreement.

  10.40        (f)  401(k) Plan; Target Investment Advisory Agreement and
                    Standardized Adoption Agreement.

  10.41        (e)  Employment Agreement, dated as of January 1, 1995, with Al
                    Montross.

  10.42        (a)  Form of Severance Agreement with Executive Officers.

  10.43        (j)  Stockholder Rights Plan, as amended and restated.

  11.0         (a)  Statement regarding computation of per share earnings.

  13.1         (a)  Selected Five Year Consolidated Financial Data, MD&A, Market
                    for Registrant's Common Equity and Related Stockholder
                    Matters,




                    Consolidated Financial Statements, Notes to
                    Consolidated Financial Statements and the Independent
                    Auditors' Report sections from the Annual Report to Shareholders for the fiscal year ended December 27, 1997.


  23.1         (a)  Consent of Independent Auditor, KPMG Peat Marwick LLP.

  27.1         (a)  Financial Data Schedule

  (b)          Reports on Form 8-K, none.

--------------------------------------------------------------------------------

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

  (e)     Filed as an exhibit to the Registrant's Registration
          Statement on Form S-3, No. 33-61877, on August 17, 1995, and incorporated herein by reference.

  (f) Filed as an exhibit to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1994, and incorporated herein by reference.

  (g) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for period ended June 30, 1996, and incorporated herein by reference.

  (h) Filed as an exhibit to Registrant's Annual Report on Form 10-K, for period ended December 31, 1995, and incorporated herein by reference.

  (i) Filed as an exhibit to Registrant's Annual Report on Form 10-K, for period ended December 31, 1996, and incorporated herein by reference.

  (j) Filed as an exhibit to Registrant's Registration Statement on Form 8-A, No. 34-13381, on June 13, 1997, and incorporated herin by reference.

  (k) Filed as an exhibit to the Registration Statement on Form S-8, February 3, 1998, No. 33-30104, and incorporated herein by reference.

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MYLEX CORPORATION

Date: March 27, 1998                    By: /s/ Al Montross
                                            ----------------------------
                                        Al Montross
                                        President and Chief Executive
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 27, 1998, by the following persons in the capacities indicated.

      Signature                                        Title
      ---------                                        -----

/s/ Ismael Dudhia                       Chairman of the Board of Directors
------------------------------
Mr. Ismael Dudhia

/s/ Richard Love                        Treasurer and Director
------------------------------
Mr. Richard Love

/s/ M. Yaqub Mirza                      Secretary and Director
------------------------------
Dr. M. Yaqub Mirza

/s/ Inder Singh                         Director
------------------------------
Dr. Inder Singh

/s/ Stephen McKenzie                    Director
------------------------------
Mr. Stephen McKenzie

/s/ Walt Wilson                         Director
------------------------------
Mr. Walt Wilson

/s/ Al Montross                         President and Chief Executive Officer
------------------------------          and Director
Mr. Al Montross                         (Principal Executive Officer)

/s/ Colleen Gray                        Vice President Finance and Chief
------------------------------          Financial Officer
Ms. Colleen Gray                        (Principal Accounting Officer)

                         MYLEX CORPORATION AND SUBSIDIARIES
                                     SCHEDULE I

                         VALUATION AND QUALIFYING ACCOUNTS

            YEARS ENDED DECEMBER 27, 1997 and DECEMBER 31, 1996 and 1995



                                                                          CHARGED
                                                        BALANCE AT     (BENEFIT) TO       CHARGED                       BALANCE
                                                        BEGINNING         COST AND       TO OTHER                        AT
        CLASSIFICATION                                    OF YEAR         EXPENSES       ACCOUNTS     CHARGES (a)      YEAR-END
        --------------                                 ----------       -----------      ---------    -----------      --------
Amounts deducted from assets to which they apply:

Year ended December 27, 1997
          Allowance for doubtful
             accounts-accounts receivable               $ 436,000        (227,000)          --           (19,000)      190,000

Year ended December 31, 1996
          Allowance for doubtful
             accounts-accounts receivable               $ 707,000        (156,000)          --          (115,000)      436,000

Year ended December 31, 1995
          Allowance for doubtful
             accounts-accounts receivable               $ 782,000         192,000           --          (267,000)      707,000

(a)  Doubtful accounts written off, less recoveries.