Form 10-Q
period 1998-03-28
MYLEX CORP
filed 1998-05-12
CIK 731619

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the Quarterly Period ended MARCH 28, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the transition period from ___________ to  ___________.

Commission file number 0-13381


                                 MYLEX CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)


              DELAWARE                                59-2291597
       -----------------------             --------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.
    incorporation or organization)


          34551 Ardenwood Blvd., Fremont, California                 94555
          -------------------------------------------              ---------
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

                                 Yes   X     No
                                     -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Common Stock, $.01 par value                   20,269,347 shares
       ----------------------------                   -----------------
                  Class                       Outstanding at March 28, 1998

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                                  MYLEX CORPORATION
                              CONSOLIDATED BALANCE SHEET
                                     (IN $000'S)

                                                         MAR 28       DEC 27
ASSETS                                                    1998         1997
                                                       ----------   ---------
CURRENT ASSETS:
  CASH AND EQUIVALENTS                                 $   11,544  $   21,521
  SHORT-TERM MARKETABLE INVESTMENTS                        35,068      23,062

  ACCOUNTS RECEIVABLE                                      17,572      15,071
  ALLOWANCE FOR DOUBTFUL ACCOUNTS                            (178)       (190)
                                                       ----------   ---------
  ACCOUNTS RECEIVABLE, NET                                 17,394      14,881

  INVENTORIES                                              24,548      25,866
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                 9,290      10,617
                                                       ----------   ---------
       TOTAL CURRENT ASSETS                                97,844      95,947

PROPERTY AND EQUIPMENT, NET                                 8,117       8,325
OTHER ASSETS                                                  192         211
                                                       ----------   ---------
       TOTAL ASSETS                                    $  106,153  $  104,483
                                                       ----------   ---------
                                                       ----------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                     $    9,745  $    5,700
  ACCRUED LIABILITIES                                       6,923       6,488
                                                       ----------   ---------
       TOTAL CURRENT LIABILITIES                           16,668      12,188

STOCKHOLDERS' EQUITY
  COMMON STOCK                                                209         209
  TREASURY STOCK                                           (8,216)     (7,292)
  ADDITIONAL PAID-IN CAPITAL                               65,635      65,396
  NOTES RECEIVABLE FROM STOCKHOLDERS                         (866)       (720)
  RETAINED EARNINGS                                        32,723      34,702
                                                       ----------   ---------
    TOTAL STOCKHOLDERS' EQUITY                             89,485      92,295
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                           $  106,153  $  104,483
                                                       ----------   ---------
                                                       ----------   ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                          (IN $000'S, EXCEPT FOR SHARE DATA)

                                                         MAR 28       MAR 31
                                                          1998         1997
                                                        ---------   ---------
NET SALES                                               $  28,348   $  35,914
COST OF SALES                                              18,659      30,276
                                                        ---------   ---------
  GROSS PROFIT                                              9,689       5,638

OPERATING EXPENSES:
  SELLING AND MARKETING                                     4,782       3,619
  RESEARCH AND DEVELOPMENT                                  6,087       4,395
  GENERAL AND ADMINISTRATION                                2,180       2,396
                                                        ---------   ---------
    TOTAL OPERATING EXPENSES                               13,049      10,410
                                                        ---------   ---------
OPERATING LOSS                                             (3,360)     (4,772)

INTEREST INCOME                                               337         382
INTEREST EXPENSE                                              (42)          -
OTHER EXPENSE                                                 (76)        (19)
                                                        ---------   ---------
LOSS BEFORE TAXES                                          (3,141)     (4,409)

INCOME TAX (BENEFIT) EXPENSE                               (1,162)     (1,631)
                                                        ---------   ---------
    NET LOSS                                            $  (1,979)  $  (2,778)
                                                        ---------   ---------
                                                        ---------   ---------
LOSS PER COMMON SHARE:

  BASIC                                                 $   (0.10)  $   (0.13)
  DILUTED                                               $   (0.10)  $   (0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  BASIC                                                    20,182      20.726
  DILUTED                                                  20,182      20.726


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS, THREE MONTHS ENDED
                                     (IN $000'S)

                                                         MAR 28       MAR 31
                                                          1998         1997
                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET LOSS                                              $  (1,979)  $  (2,778)
  DEPRECIATION AND AMORTIZATION                               874         537
  AMORTIZATION OF DISCOUNT/PREMIUM ON SHORT-TERM

    MARKETABLE INVESTMENTS                                   (255)        (34)
  CHANGES IN OPERATING ASSETS AND LIABILITIES

    ACCOUNTS RECEIVABLE                                    (2,513)      1,220
    INVENTORIES                                             1,318       4,250
    PREPAID EXPENSES AND
       OTHER CURRENT ASSETS                                 1,327         (28)
    ACCOUNTS PAYABLE                                        4,061       8,126
    ACCRUED LIABILITIES                                       480        (974)
                                                        ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $   3,313   $  10,319

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                       (668)     (1,536)
  MATURITIES OF SHORT-TERM INVESTMENTS                     11,750       4,734
  PURCHASE OF SHORT-TERM MARKETABLE INVESTMENTS           (23,501)     (5,448)
  DECREASE(INCREASE) IN OTHER ASSETS                           19          (9)
                                                        ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES                   $ (12,398)  $  (2,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPAYMENT OF CAPITAL LEASE OBLIGATIONS                        -        (118)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                     178         386
  TREASURY STOCK                                             (924)        -
  NOTES RECEIVABLE FROM SHAREHOLDERS                         (146)       (255)
                                                        ---------   ---------
NET CASH PROVIDED (USED IN) BY FINANCING ACTIVITIES     $    (892)  $      13
                                                        ---------   ---------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS         $  (9,977)  $   8,073


CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD       $  21,521   $  15,849
                                                        ---------   ---------
                                                        ---------   ---------
CASH AND CASH EQUIVALENTS: AT END OF PERIOD             $  11,544   $  23,922
                                                        ---------   ---------
                                                        ---------   ---------

NON-CASH OPERATING ACTIVITY:
  TAX BENEFIT RELATED TO DISQUALIFYING DISPOSITION
    OF STOCK OPTIONS                                          $62         $44


CASH PAID DURING THE PERIOD:
  CASH PAID FOR INTEREST                                      -           -
  CASH PAID FOR INCOME TAXES                                  -           -

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      Unaudited

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

     Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 27, 1997. The results of operations for the three months ended March 28, 1998, are not necessarily indicative of the operating results for the full year.

     EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is based on the weighted average common and, when dilutive, potential common shares outstanding during each period, using the treasury stock method. Potential common shares consist of dilutive shares issuable upon the exercise of stock options and warrants. For the three months ended March 28, 1998 and March 31, 1997, the weighted average common shares outstanding was used in the computation of both basic and diluted loss per share since the effect of potential common shares was antidilutive. At March 31, 1998 and 1997, potential common shares consisted of 4,314,812 and 2,976,725 options to acquire shares of common stock with weighted-average exercise prices of $11.18 and $12.90, respectively.

NOTE B.   INVENTORIES (in $000's)

                                   March 28,         December 28,
                                     1998                1997
                                   ---------         ------------
            Raw Material             $13,269              $14,976
            Work-in-process            4,998                3,428
            Finished Goods             6,281                7,462

                                   ---------         ------------
            Total                    $24,548              $25,866

NOTE C.   CONTINGENCIES

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

NOTE D.   NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards of reporting and display of comprehensive income and its components of net income and "other comprehensive income" in a full set of general purpose financial statements. "Other comprehensive income" refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholder's equity. SFAS No. 130 is effective for annual and interim periods beginning after October 15, 1997, and for periods ended before that date when presented for comparative purposes. Total comprehensive losses for the three months ended March 31, 1997 and 1998 are equal to the corresponding net losses reported in the consolidated statement of operations since the Company did not experience any items of other comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards of reporting information about operating segments in annual financial statements by public business enterprises and requires such enterprises to report selected information about operating segments in interim financial reports. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

The interim disclosures are not required to be made in the initial year of application, but the information for the interim periods for the initial year is required as comparative information in the second year of application. As such, the Company will display the information required by this statement, to the extent deemed applicable, commencing with the fiscal 1998 year-end financial statements.

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

     During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 92% of the Company's net sales during the first quarter of 1998.

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

     Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a substantial majority of its disk array product sales in the first three months of 1998. The Company believes that its proprietary software and firmware, as well as its large installed base of RAID units, are key competitive advantages in the RAID controller market.

     In addition to PCI RAID controllers, the Company offers external RAID controllers, including a fibre version, host bus adapters and a new product utilizing the Company's new Autonet-TM- Thin Server Engine. Both the external RAID controllers and HBA products are highly suited to applications that demand high data throughput and low CPU utilization. The Autonet-TM-product will allow the Company to participate in a market segment that uses thin server technology and is only now emerging as the next growth area in file management on the network. Consequently, the Company has moved beyond the "single product" stage, allowing an offering of product solutions for desktop PC's to large networked systems.

     As of March 28, 1998, the Company had approximately 380 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1998 the Company financed its operations primarily from cash balances and cash generated from operations.

     At March 28, 1998, the Company's working capital decreased to $81.2 million from $83.8 million at December 27, 1997. This decrease in working capital was due primarily to the increase of accounts payable by $4.0 million, but was offset by a $1.9 million increase in current assets. The increase in current assets resulted primarily from a $2.5 million increase in accounts receivable and a $2.0 million increase in the combined cash and short-term marketable securities balances, offset by $1.3 million decrease in both net inventories and prepaid expenses. The increase in accounts receivable was due to a high percentage of the quarter's sales occurring in the last month of the quarter. The increase in accounts payable was due to the majority of the Company's quarterly procurement and production occurring in the last month of the quarter.

     The Company's agreement with Comerica Bank for a $20 million unsecured revolving line of credit has been extended for another year, now expiring in June 1999. Borrowings under the line of credit bear interest at either the Bank's base rate, or the Eurodollar or Libor option rate plus 1 3/4%, at the election of the Company at the time of each advance. The agreement contains covenants that relate to profitability, maintenance of specific financial ratios and limits on additional indebtedness without the prior consent of the Bank.

     The Company presently expects to finance near-term and long-term operations and capital requirements through cash provided by continuing operations, existing cash balances, short-term investments and borrowings under the revolving bank line of credit. However, there can be no assurance that the Company will not require additional financing over the long-term, or, if required, that such financing will be available on terms favorable to the Company. The Company has been engaged in a stock repurchase program pursuant to which it has purchased to date, for $8.5 million, 864,200 shares of the Company's Common Stock. Management's decision to repurchase shares in the future will be based on the Company's cash needs and market conditions from time to time.

RESULTS OF OPERATIONS

     SALES AND GROSS PROFITS. The Company's net sales for the three months ended March 28, 1998, totaled $28.3 million, compared to $35.9 million for the corresponding period of fiscal year 1997, a decrease of approximately 21%. Sales decreased, as compared to the first quarter of 1997, primarily due to the loss of two significant RAID controller OEM customers discussed below, and a 53% decline in the Company's host bus adapter (HBA) sales, as compared to the first quarter of 1997.

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

     Gross profit for the three months ended March 28, 1998, was $9.7 million or 34% of net sales, compared to $5.6 million or 16% of net sales for the same period in 1997, or an increase of $4.1 million, or 73%. The lower gross profits in the first quarter of 1997 was primarily attributable to a charge for inventory obsolescence taken in that quarter.

     The Company's largest customer during the first quarter of 1998 was Digital Equipment Corporation ("DEC"), which accounted for $9.5 million or 33% of the Company's net sales during that period. The Company's second and third largest customers during the quarter were Siemens and NEC, which accounted for $4.1 million or 14% of net sales and $2.1 million or 8% of net sales, respectively.

     While the Company has in place OEM agreements with some of the Company's largest customers that define the terms of the Company's sales and support services, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

     The Company's backlog as of March 28, 1998, totaled $11.5 million, as compared to $5.1 million as of the end of the first quarter in 1997. The increase in the backlog is primarily attributable to increased orders placed by the Company's largest customer.

     Because almost all of the orders for the Company's products may be canceled prior to shipment and its customers have the right to change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Of the total $11.5 million backlog at March 28, 1998, all but a small percentage of the orders making up that backlog would have been scheduled for delivery within the three months ending June 27, 1998, unless the orders were canceled or rescheduled by the respective customer.

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

     Products currently under development include a controller optimized for multimedia and video imaging, controllers that will provide for high speed serial and low voltage differential (LVD) interfaces to disk drives, clustering of storage subsystems and low-cost RAID solutions. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins.

Host Bus Adapters

     The Company's host adapter products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and be used in a multi-tasking configuration. As an ongoing improvement to HBA product line, the Company decided in the last half of 1997 to add RAID level 0 and 0+1 functionality to address an emerging market for RAID in the workstation and low-end server market. During the first quarter of 1998, the Company sales of HBA's were significantly reduced as both the Asia Pacific region and domestic distribution channels experienced weaken sales.

Network Attached Storage Products

     In addition to RAID controllers and host bus adapters, the Company has developed a new product called AutoNet-TM-, which is a scalable, low cost thin server engine. Thin server technology allows the server to be optimized
to perform file services with minimal complexity and cost.   Standard servers
are based on personal computer architectures, and while they perform well for many applications they are overly complex and costly for basic network services. Initial applications for the new servers, based on the Autonet-TM-engine, are expected to be in the areas of file service and network attached storage. There can be no assurance that the Company will be able to develop and introduce the AutoNet products in a timely manner or that any such products will gain or sustain market acceptance. Because Autonet-TM- is a new class of product, its sales ramp and revenue contribution to the Company is unpredictable.

Product Risks

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as its new high performance and low cost PCI and external disk array controllers and network attached storage products, based on Autonet-TM-, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses for the three months ended March 28, 1998, totaled $4.8 million, an increase of $1.2 million or 32% from the corresponding period in 1997. Sales and marketing expenses represented 17% of net sales for the three months ended March 28, 1998, as compared to 10% for the same period a year ago. This increase in sales and marketing expenses resulted primarily from expenses related to increased sales and marketing headcount and the resulting increase in compensation expense and to increased travel cost necessary to service of the Company's customers.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three months ended March 28, 1998, totaled $6.1 million, an increase of 38%, from the $4.4 million incurred during the corresponding period in 1997. Research and development expenses represented 22% of net sales for the three months ended March 28, 1998, as compared to 12% in the comparable 1997 quarter. Research and development expenses increased during the first quarter of 1998 due primarily to expenses incurred for staffing and development for the Company's new Autonet-TM- network attached storage product, the continued expansion and increased staffing of the Company's R&D facility in Boulder, Colorado, and prototype expenses related to the Company's new products. The Company continued its investment in research and development activities during the first quarter of 1998 in an effort to implement its strategies of maintaining leadership in the RAID market, to take advantage of its existing and prospective SCSI IC technology, and to introduce new products, such as Autonet-TM-. However, no assurance can be given that such leadership will be maintained, that the Company will be successful in taking advantage of its SCSI IC technology, or that the Company will be able to introduce its new product offerings on a timely basis.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended March 28, 1998, totaled $2.2 million, a decrease of $216 thousand from the corresponding period of 1997. The decrease in expenses is primarily due to lower legal cost. General and administrative expenses were 8% of net sales for the three months ended March 28, 1998, as compared to 7% of net sales for the first quarter of 1997.

INCOME TAXES

     The Company's effective tax rate for the first quarter of 1998 was 37%, the same rate as the first quarter of 1997.

     SAFE-HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The statements contained in this Form 10-Q contains forward-looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, changes in customer order patterns, particularly those resulting from fluctuations in actual or projected server shipments; demand and competition for the Company's existing and new products, particularly its RAID controller, SCSI host adapter and Network Power & Light's-TM- thin-server products; component availability; pricing pressures; the ability of the Company to ship ordered product in a timely manner; business conditions and growth in the computer industry and general economy; instability in foreign economies, particularly in Asia; the capability of the Company to meet the rapidly changing needs of its markets through timely product enhancements or new product introductions; the risk of inventory obsolescence due to shifts in market demand or other causes; the risk of a Company product being incompatible with new products of other companies; and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including the 1997 Form 10-K. These forward-looking statements speak only as of the date hereof, and the Company disclaims any intent or obligation to update such statements.

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

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 12th day of May 1998.


                                        MYLEX CORPORATION


                                        By /s/ Colleen Gray
                                           -------------------------
                                             Colleen Gray
                                             Vice President of Finance and
                                             Chief Financial Officer

INDEX TO EXHIBITS


Mylex Corporation
Quarterly Report on Form 10-Q

                                                       Sequentially
Exhibit No.    Description                             Numbered Page
-----------    -----------                             -------------

     10.21     Second Amendment to Revolving Credit
               Loan Agreement, dated April 29, 1998,
               with Comerica Bank

     27.1      Financial Data Schedule