Form 10-Q
period 1998-06-27
MYLEX CORP
filed 1998-08-11
CIK 731619

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended JUNE 27, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ___________ to  ___________.

Commission file number 0-13381
                                 MYLEX CORPORATION
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

                      DELAWARE                          59-2291597
               _______________________       ________________________________
           (State or other jurisdiction of   (IRS Employer Identification No.)
           incorporation or organization)


            34551 Ardenwood Blvd., Fremont, California       94555
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

           Common Stock, $.01 par value         19,838,444 shares
                      Class               Outstanding at June 26, 1998

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

                                  MYLEX CORPORATION
                              CONSOLIDATED BALANCE SHEET
                                     (IN $000'S)

                                                     JUNE 27        DEC 27
ASSETS                                                1998           1997
                                                    --------       --------
CURRENT ASSETS:
  CASH AND EQUIVALENTS                              $  4,365       $ 21,521
  SHORT-TERM MARKETABLE INVESTMENTS                   35,364         23,062

  ACCOUNTS RECEIVABLE                                 17,363         15,071
  ALLOWANCE FOR DOUBTFUL ACCOUNTS                       (153)          (190)
                                                    --------       --------
  ACCOUNTS RECEIVABLE, NET                            17,210         14,881

  INVENTORIES                                         24,900         25,866
  PREPAID EXPENSES AND OTHER CURRENT ASSETS            8,002         10,617
                                                    --------       --------
      TOTAL CURRENT ASSETS                            89,841         95,947

PROPERTY AND EQUIPMENT, NET                            8,078          8,325
OTHER ASSETS                                             240            211
                                                    --------       --------

      TOTAL ASSETS                                  $ 98,159       $104,483
                                                    --------       --------
                                                    --------       --------

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                  $  9,212       $  5,700
  ACCRUED LIABILITIES                                  3,773          6,488
                                                    --------       --------
      TOTAL CURRENT LIABILITIES                       12,985         12,188

STOCKHOLDERS' EQUITY
  COMMON STOCK                                           211            209
  TREASURY STOCK                                     (11,165)        (7,292)
  ADDITIONAL PAID-IN CAPITAL                          66,323         65,396
  NOTES RECEIVABLE FROM STOCKHOLDERS                    (864)          (720)
  RETAINED EARNINGS                                   30,669         34,702
                                                    --------       --------
    TOTAL STOCKHOLDERS' EQUITY                        85,174         92,295
      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                        $ 98,159       $104,483
                                                    --------       --------
                                                    --------       --------



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                      UNAUDITED
                          (IN $000'S, EXCEPT FOR SHARE DATA)

                                                     JUNE 27        JUNE 28
                                                       1998           1997
                                                    --------       --------

NET SALES                                           $ 32,130       $ 26,926
COST OF SALES                                         20,889         17,982
                                                    --------       --------

  GROSS PROFIT                                        11,241          8,944
                                                    --------       --------

OPERATING EXPENSES:
  SELLING AND MARKETING                                5,327          4,665
  RESEARCH AND DEVELOPMENT                             6,809          5,024
  GENERAL AND ADMINISTRATION                           2,889          1,939
                                                    --------       --------

    TOTAL OPERATING EXPENSES                          15,025         11,628
                                                    --------       --------

OPERATING PROFIT (LOSS)                               (3,784)        (2,684)

INTEREST INCOME                                          614            451
INTEREST EXPENSE                                        (103)             -
OTHER EXPENSE                                             13            (38)
                                                    --------       --------

LOSS BEFORE TAXES                                     (3,260)        (2,271)

INCOME TAX BENEFIT                                    (1,206)          (840)
                                                    --------       --------

    NET LOSS                                        $ (2,054)      $ (1,431)
                                                    --------       --------
                                                    --------       --------

LOSS PER COMMON SHARE:

  BASIC                                             $  (0.10)      $  (0.07)
  DILUTED                                           $  (0.10)      $  (0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  BASIC                                               20,005         20,558
  DILUTED                                             20,005         20,558


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS, SIX MONTHS ENDED
                                      UNAUDITED
                          (IN $000'S, EXCEPT FOR SHARE DATA)


                                                     JUNE 27        JUNE 28
                                                       1998           1997
                                                    --------       --------
NET SALES                                           $ 60,478       $ 62,839
COST OF SALES                                         39,548         48,258
                                                    --------       --------

  GROSS PROFIT                                        20,930         14,581
                                                    --------       --------

OPERATING EXPENSES:
  SELLING AND MARKETING                               10,110          8,284
  RESEARCH AND DEVELOPMENT                            12,895          9,419
  GENERAL AND ADMINISTRATION                           5,069          4,335
                                                    --------       --------

    TOTAL OPERATING EXPENSES                          28,074         22,038
                                                    --------       --------

OPERATING LOSS                                        (7,144)        (7,457)

INTEREST INCOME                                          951            833
INTEREST EXPENSE                                        (145)             -
OTHER EXPENSE                                            (63)           (56)
                                                    --------       --------

LOSS BEFORE TAXES                                     (6,401)        (6,680)

INCOME TAX BENEFIT                                    (2,368)        (2,471)
                                                    --------       --------

    NET LOSS                                        $ (4,033)      $ (4,209)
                                                    --------       --------
                                                    --------       --------

LOSS PER COMMON SHARE:

  PRIMARY                                           $  (0.20)      $  (0.20)
  FULLY DILUTED                                     $  (0.20)      $  (0.20)

AVERAGE COMMON SHARES OUTSTANDING

  PRIMARY                                             20,095         20,641
  FULLY DILUTED                                       20,095         20,641


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  MYLEX CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS, SIX MONTHS ENDED
                                      UNAUDITED
                                     (IN $000'S)


                                                                    JUNE 27        JUNE 28
                                                                      1998           1997
                                                                   --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                         $ (4,033)      $ (4,209)
  DEPRECIATION AND AMORTIZATION                                       1,935          1,066
  CHANGES IN OPERATING ASSETS AND LIABILITIES
    ACCOUNTS RECEIVABLE, NET                                         (2,329)        10,513
    INVENTORIES                                                         966          2,165
    PREPAID EXPENSES AND
      OTHER CURRENT ASSETS                                            2,568            (25)
    ACCOUNTS PAYABLE                                                  2,391            603
    ACCRUED LIABILITIES                                              (1,502)        (3,657)
                                                                   --------       --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                $     (4)      $  6,456

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                               (1,426)        (2,855)
  MATURITIES OF SHORT-TERM INVESTMENTS                               35,420          9,734
  PURCHASE OF SHORT-TERM MARKETABLE INVESTMENTS                     (47,983)        (5,448)
  DECREASE (INCREASE) IN OTHER ASSETS                                    19            (17)
                                                                   --------       --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                $(13,970)      $  1,414

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPAYMENT OF CAPITAL LEASE OBLIGATIONS                                  -           (118)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                               315            242
  PROCEEDS FROM PURCHASES UNDER THE EMPLOYEE
    STOCK PURCHASE PLAN                                                 523            307
  PAYMENTS TO ACQUIRE COMMON STOCK                                   (3,872)        (7,011)
  NOTES RECEIVABLE FROM STOCKHOLDERS                                   (148)             -
                                                                   --------       --------

NET CASH USED BY FINANCING ACTIVITIES                              $ (3,182)      $ (6,580)
                                                                   --------       --------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                    $(17,156)      $  1,290

CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD                  $ 21,521       $ 15,849
                                                                   --------       --------
                                                                   --------       --------
CASH AND CASH EQUIVALENTS: AT END OF PERIOD                        $  4,365       $ 17,139
                                                                   --------       --------
                                                                   --------       --------

NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
  TAX BENEFIT RELATED TO DISQUALIFYING DISPOSITION
    OF STOCK OPTIONS                                                    $91           $173
  COMMON STOCK ISSUED FOR NOTES RECEIVABLE FROM
    STOCKHOLDERS                                                       $144           $255

CASH PAID DURING THE PERIOD:
  CASH PAID FOR INTEREST                                                  -              -
  CASH PAID FOR INCOME TAXES                                            $10           $810


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MYLEX CORPORATION
           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated.

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 27, 1997. The results of operations for the three and six months ended June 27, 1998, are not necessarily indicative of the operating results for the full year.

     EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average common and, when dilutive, potential common shares outstanding during each period, using the treasury stock method. Potential common shares consist of dilutive shares issuable upon the exercise of stock option. For the three and six months ended June 27, 1998 and June 28, 1997, the weighted average common shares outstanding was used in the computation of both basic and diluted loss per share since the effect of potential common shares was antidilutive. At June 27, 1998 and June 28, 1997, potential common shares consisted of options to acquire 4,304,841 and 2,863,406 options to acquire shares of common stock with weighted-average exercise prices of $9.25 and $9.77, respectively.

NOTE B.   INVENTORIES (in $000's)


                                        June 27,         December 27,
                                          1998              1997
                                        ---------        -----------
           Raw Material                 $12,436           $14,976
           Work-in-process                4,093             3,428
           Finished Goods                 8,371             7,462

                                        ---------        -----------
           Total                        $24,900           $25,866


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

NOTE D.   SUBSEQUENT EVENT

During the second quarter of 1998, the Company analyzed each of its business segments based on the near-term market potential, the projected financial investment, and the strategic opportunity. The Company implemented a restructuring plan in July 1998 that resulted, in large part, from this analysis. As a result of this strategic decision, the Company announced a 7% workforce reduction and discontinued the development activities of its Network Power & Light-TM- (NP&L-TM-) division. The pre-tax charge for this restructuring, in the range of $4.0 million to $5.0 million, will be recorded in the third quarter of 1998.

NOTE E.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with early adoption encouraged. The Company is presently analyzing this statement and the impact, if any, on the Company's financial statements.

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

During the late 1980s and early 1990s, the Company's principal business involved the production and sale of system boards (so-called "mother boards") for personal computers. In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to reposition the Company to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 95% of the Company's net sales during the first six months of 1998.

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

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a substantial majority of its disk array product sales in the first six months of 1998. The Company believes that its proprietary software and firmware, as well as its large installed base of RAID units, are key competitive advantages in the RAID controller market.

In addition to PCI RAID controllers, the Company offers external RAID controllers, including a fibre version, and host bus adapters. Both the external RAID controllers and HBA products are highly suited to applications that demand high data throughput and low CPU utilization. Consequently, the Company has moved beyond the "single market segment" stage, allowing an offering of product solutions for desktop PC's to large networked systems.

As of June 27, 1998, the Company had approximately 400 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 1998 the Company financed its operations primarily from cash balances and cash generated from operations.

At June 27, 1998, the Company's working capital decreased to $76.9 million from $83.8 million at December 27, 1997. This decrease in working capital was due to a decrease in current assets of $6.1 million and an increase in current liabilities of $797 thousand. Decreases in current assets resulted from a net reduction in combined cash and short-term marketable investments of $4.9 million, a $2.6 million decrease in prepaid expenses, a $1.0 million decrease in net inventories, offset by a $2.3 million increase in accounts receivable. The increase in accounts receivable was due to slightly higher sales in the second quarter of 1998 and to a high percentage of the quarter's sales occurring in the last month of the quarter, as compared to the last quarter of 1997. Prepaid expenses decreased by $2.6 million due primarily to the Company receiving an income tax refund in the second quarter of 1998.

The Company's agreement with Comerica Bank for a $20 million unsecured revolving line of credit has been extended for another year, now expiring in June 1999. Borrowings under the line of credit bear interest at either Comerica Bank's base rate, or the Eurodollar or Libor option rate plus 1 3/4%, at the election of the Company at the time of each advance. The agreement contains covenants that relate to profitability, maintenance of specific financial ratios and limits on additional indebtedness without the prior consent of Comerica Bank. The Company has obtained a waiver from the bank, with respect to its profitability covenant, related to its results of operation for the quarter ended June 27, 1998.

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

The Company has been engaged in a stock repurchase program pursuant to which it has purchased to date, for $11.3 million, 1,285,400 shares of the Company's Common Stock. Management's decision to repurchase shares in the future will be based on the Company's cash needs and market conditions from time to time.

RESULTS OF OPERATIONS

SALES AND GROSS PROFITS. The Company's net sales for the three months ended June 27, 1998, totaled $32.1 million, compared to $26.9 million for the corresponding period of fiscal year 1997, an increase of approximately 19%. This increase in sales was primarily due to increases in sales of the Company's newer products, DAC960PG and DAC960SX, which amounted to $5.1 million and $1.4 million, respectively. These increases were offset by a decline in the Company's host bus adapter sales of $1.8 million, as compared to the second quarter of 1997.

For the six month period ending June 27, 1998, the Company's net sales were $60.5 million, compared to $62.8 million for the first two quarters of 1997. The sales decline was attributable to weaker than anticipated demand for the Company's RAID and HBA products in the Asia Pacific region and through the Company's domestic distribution channels, particularly as compared to the first quarter of 1997.

Gross profit for the three months ended June 27, 1998 was $11.2 million or 35% of net sales, compared to $8.9 million or 33% of net sales for the same period in 1997, or a 26% increase of $2.3 million. The improvement in the gross profit was attributable to a 19% increase in second quarter 1998 sales volume, compared to the same quarter in 1997, and to a product mix, including DAC960PG and DAC960SX, that contained a larger percentage of the Company's higher margin new products.

For the first two quarters of 1998, gross profits were $20.9 million compared to $14.6 million for the corresponding period in 1997. The lower gross profit in the first half of

1997 was primarily attributable to a charge for inventory obsolescence taken in the first quarter of 1997.

The Company's largest customer during the second quarter of 1998 was Digital Equipment Corporation ("DEC"), which accounted for $10.5 million or 33% of the Company's net sales during that period. The Company's second and third largest customers during the quarter were Siemens and NEC, which accounted for $5.1 million or 16% of net sales and $2.6 million or 8% of net sales, respectively.

For the first two quarters of 1998, DEC was the Company's largest customer with $20.0 million or 33% of the Company's net sales. The Company's second and third largest customers during the first half of 1998 were Siemens and NEC, which accounted for $9.2 million or 15% of net sales and $4.7 million or 8% of net sales, respectively.

While the Company has in place OEM agreements with some of the Company's largest customers that define the terms of the Company's sales and support services, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

The Company's backlog as of June 27, 1998, totaled $14.9 million, as compared to $7.8 million as of the end of the second quarter in 1997. The increase in the backlog is primarily attributable to increased orders placed by the Company's larger customers.

Because almost all of the orders for the Company's products may be canceled prior to shipment and its customers have the right to change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net sales for any succeeding period. Of the $14.9 million backlog at June 27, 1998, all but a small percentage of the orders making up that backlog would have been scheduled for delivery within the three months ending September 26, 1998, unless the orders were canceled or rescheduled by the respective customer.

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

All of the Company's current RAID controller products are based on Intel's i960 or Strong Arm family of processors. If another company develops a processor for RAID applications which renders the i960 processor noncompetitive, whether as a result of cost, specifications or other advantages of the new processor, or if Intel ceases to produce the i960 or Strong Arm processor or support the Company's efforts to develop products based on the i960 or Strong Arm processor, the Company will be forced to develop new products based on another processor. Such development efforts will be costly, and there can be no assurance that the Company will be able to timely complete such development efforts or that such products, if developed, will have the same degree of market acceptance or the same gross margin as the Company's present RAID products.

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

Host Bus Adapters

The Company's host adapter products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and be used in a multi-tasking configuration. During the second quarter of 1998, the Company's sales of HBA's were significantly reduced, primarily as a result of the domestic distribution channels experiencing weakened sales.

Product Risks

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as its new high performance and low cost PCI and external disk array controllers, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended June 27, 1998, totaled $5.3 million, an increase of $662 thousand or 14% from the corresponding period in 1997. Sales and marketing expenses represented 17% of net sales for the three months ended June 27, 1998, the same percentage of sales for the comparable 1997 quarter. This increase in sales and marketing expenses resulted primarily from expenses related to increased sales and marketing headcount and the resulting increase in compensation expense and to increased travel cost necessary to service the Company's customers.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended June 27, 1998, totaled $6.8 million, an increase of 35% from the $5.0 million incurred during the corresponding period in 1997. Research and development expenses represented 21% of net sales for the three months ended June 27, 1998, as compared to 19% in the comparable 1997 quarter. Research and development expenses increased during the second quarter of 1998 due primarily to expenses incurred for continued expansion and increased staffing of the Company's R&D facility in Boulder, Colorado, prototype expenses related to the Company's new products and product development costs related to the Company's NP&L-TM- division, the efforts of which have been discontinued. (See Note D of "Notes to Unaudited Condensed Consolidated Financial Statements".) The Company continued its investment in research and development activities during the second quarter of 1998 in an effort to implement its strategies of maintaining leadership in the RAID market. However, no assurance can be given that such leadership will be maintained or that the Company will be able to introduce its new product offerings on a timely basis.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 27, 1998, totaled $2.9 million, an increase of $950 thousand from the corresponding period of 1997. The increase in expenses was primarily due to higher legal costs related to on-going litigation, consulting expenses related to the Company's implementation of an "Enterprise Resource Planning" (ERP) system and the accrual for the design, printing and shipment expense for the Company's annual report and proxy one quarter earlier than in 1997. General and administrative expenses were 9% of net sales for the three months ended June 27, 1998, as compared to 7% of net sales for the second quarter of 1997.

INCOME TAXES AND INTEREST EXPENSES

The Company's effective tax rate for the second quarter of 1998 was 37%, the same rate as the second quarter of 1997. The Company recorded interest expense of $103 thousand primarily related to royalty payments.

SAFE-HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
This Form 10-Q contains forward-looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, changes in customer order patterns, particularly those resulting from fluctuations in actual or projected server shipments; demand and competition for the Company's existing and new products, particularly its RAID controller and SCSI host adapter products; component availability; pricing pressures; the ability of the Company to ship ordered product in a timely manner; business conditions and growth in the computer industry and general economy; instability in foreign economies, particularly in Asia; the capability of the Company to meet the rapidly changing needs of its markets through timely product enhancements or new product introductions; the risk of inventory obsolescence due to shifts in market demand or other causes; the risk of a Company product being incompatible with new products of other companies; unanticipated costs and risks of litigation; and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including its 1997 Form 10-K.
These forward-looking statements speak only as of the date hereof, and the Company disclaims any intent or obligation to update such statements.

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

In July, 1998, a complaint against the Company, for breach of contract and open book account, was filed in the Superior Court of the State of California for the County of Santa Clara by Pioneer-Standard of Maryland, Inc. Pioneer alleges the breach of a purchase agreement for failure of the Company to repurchase excess inventory at the conclusion of the contract. Pioneer seeks damages in the sum of approximately $1,150,000.00 plus interest, and has filed a motion for a writ of attachment. The action is in its very early stages. The Company is beginning the process of evaluating the claims made and, as yet, has not filed an answer to the complaint.

The Company has incurred and expects to continue to incur substantial legal expenses with respect to Dr. Chowdry's suit and other litigation matters in which it is involved. Those expenses may fluctuate from quarter to quarter and are likely to increase.

In addition to the matter discussed above, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1998 Annual Meeting of Stockholders was held on May 21, 1998. The results of the shareholder vote on the matters presented at the meeting are listed below.


Election of Directors:
Mr. Ismael Dudhia             vote for            14,384,115
                              vote withheld          609,462

Dr. M. Yaqub Mirza            vote for            14,385,465
                              vote withheld          608,112

Dr. Inder M. Singh            vote for            14,386,505
                              vote withheld          607,072



Mr. Richard Love              vote for            14,385,655
                              vote withheld          607,922

Mr. Al Montross               vote for            14,385,355
                              vote withheld          608,222

Mr. Stephen McKenzie          vote for            14,386,305
                              vote withheld          607,272

Mr. Walter Wilson             vote for            14,386,605
                              vote withheld          606,972


Proposal to ratify the appointment of KPMG Peat Marwick LLP as independent public accountants of the Company for the fiscal year ending December 26, 1998 - votes for 14,350,765, votes against 272,275 and votes abstaining 370,537.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 11th day of August 1998.


                              MYLEX CORPORATION

                              By /s/ Colleen Gray
                                 ---------------------------
                                 Colleen Gray
                                 Vice President of Finance and
                                 Chief Financial Officer