Form 10-Q
period 1998-09-26
MYLEX CORP
filed 1998-11-10
CIK 731619

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
     Act of 1934.  For the Quarterly Period ended September 26, 1998 or
                                                  ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to ___________.

Commission file number 0-13381
                                MYLEX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   59-2291597
       -----------------------                --------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

    34551 Ardenwood Blvd., Fremont, California                      94555
   -------------------------------------------                    ---------
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

                                  Yes  X  No
                                      ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                     19,724,322 shares
    ----------------------------                     -----------------
                  Class                      Outstanding at September 26, 1998

PART I.  FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements


                               MYLEX CORPORATION
                                 BALANCE SHEETS
                                   UNAUDITED
                                  (in $000's)

                                              SEPT 26           DEC 27
                                               1998              1997
                                              --------         --------
ASSETS
Current Assets:
  Cash and Equivalents                        $ 10,597         $ 21,521
  Short-Term Investments                        29,779           23,062
  Accounts Receivable, Net                      18,894           14,881
  Inventories                                   20,605           25,866
  Prepaid Expenses                              11,998           10,617
                                              --------         --------

Total Current Assets                            91,873           95,947

Property, Plant and Equipment, Net               9,491            8,325

Other Assets, Net                                  238              211
                                              --------         --------

Total Assets                                  $101,602         $104,483
                                              --------         --------
                                              --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts Payable                               9,926            5,700
  Accrued Liabilities                            9,355            6,488
                                              --------         --------

Total Current Liabilities                       19,281           12,188

Stockholders' Equity
  Common Stock                                     211              209
  Additional Paid-In Capital                    54,440           58,104
  Notes Receivable from Stockholders              (903)            (720)
  Retained Earnings                             28,573           34,702
                                              --------         --------

Total Stockholders' Equity                      82,321           92,295
                                              --------         --------

Total Liabilities and Stockholders' Equity    $101,602         $104,483
                                              --------         --------
                                              --------         --------

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                    UNAUDITED
                     (IN $000'S, EXCEPT FOR PER SHARE DATA)

                                                    SEPT 26         SEPT 27
                                                     1998            1997
                                                   --------         --------
NET SALES                                          $ 36,159         $ 29,432
COST OF SALES                                        23,963           20,025
                                                   --------         --------

  GROSS PROFIT                                       12,196            9,407

OPERATING EXPENSES:
  SELLING AND MARKETING                               4,360            4,100
  RESEARCH AND DEVELOPMENT                            5,630            5,208
  GENERAL AND ADMINISTRATION                          2,865            2,152
  RESTRUCTURING                                       3,092                -
                                                   --------         --------

    TOTAL OPERATING EXPENSES                         15,947           11,460
                                                   --------         --------

OPERATING LOSS                                       (3,751)          (2,053)

INTEREST INCOME                                         503              379
INTEREST EXPENSE                                        (38)              (1)
OTHER EXPENSE                                           (41)             (29)
                                                   --------         --------

LOSS BEFORE TAXES                                    (3,327)          (1,704)

INCOME TAX BENEFIT                                   (1,231)            (630)
                                                   --------         --------

    NET LOSS                                       $ (2,096)        $ (1,074)
                                                   --------         --------
                                                   --------         --------

LOSS PER COMMON SHARE:

  BASIC                                            $  (0.11)        $  (0.05)
  DILUTED                                          $  (0.11)        $  (0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  BASIC                                              19,786           20,166
  DILUTED                                            19,786           20,166


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS, NINE MONTHS ENDED
                                    UNAUDITED
                     (IN $000'S, EXCEPT FOR PER SHARE DATA)

                                                                    SEPT 26          SEPT 27
                                                                     1998             1997
                                                                   ---------        ---------
NET SALES                                                          $ 96,638         $ 92,272
COST OF SALES                                                        63,511           68,282
                                                                   ---------        ---------

  GROSS PROFIT                                                       33,127           23,990
OPERATING EXPENSES:
  SELLING AND MARKETING                                              14,469           12,383
  RESEARCH AND DEVELOPMENT                                           18,526           14,628
  GENERAL AND ADMINISTRATION                                          7,935            6,487
  RESTRUCTURING                                                       3,092                -

    TOTAL OPERATING EXPENSES                                         44,022           33,498
                                                                   ---------        ---------

OPERATING LOSS                                                      (10,895)          (9,508)

INTEREST INCOME                                                       1,454            1,212
INTEREST EXPENSE                                                       (183)              (1)
OTHER EXPENSE                                                          (104)             (86)
                                                                   ---------        ---------

LOSS BEFORE TAXES                                                    (9,728)          (8,383)

INCOME TAX BENEFIT                                                   (3,599)          (3,102)
                                                                   ---------        ---------

    NET LOSS                                                       $ (6,129)        $ (5,281)
                                                                   ---------        ---------
                                                                   ---------        ---------

LOSS PER COMMON SHARE:

  PRIMARY                                                          $  (0.31)        $  (0.26)
  FULLY DILUTED                                                    $  (0.31)        $  (0.26)

AVERAGE COMMON SHARES OUTSTANDING:

  PRIMARY                                                            19,992           20,552
  FULLY DILUTED                                                      19,992           20,552


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
             CONSOLIDATED STATEMENT OF CASH FLOWS, NINE MONTHS ENDED
                                    UNAUDITED
                                   (IN $000'S)

                                                                    SEPT 26          SEPT 27
                                                                     1998             1997
                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                         $ (6,129)        $ (5,281)
  DEPRECIATION AND AMORTIZATION                                       2,673            1,738
  TAX BENEFIT RELATED TO DISQUALIFYING DISPOSITION
    OF STOCK OPTIONS                                                    106              196
  CHANGES IN OPERATING ASSETS AND LIABILITIES
    ACCOUNTS RECEIVABLE, NET                                         (4,013)          12,410
    INVENTORIES                                                       5,261            8,388
    PREPAID EXPENSES                                                 (1,533)            (555)
    ACCOUNTS PAYABLE                                                  3,105           (1,731)
    ACCRUED LIABILITIES                                               4,095           (3,722)
                                                                   ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          $  3,565         $ 11,443

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                               (3,634)          (3,848)
  MATURITIES OF SHORT-TERM INVESTMENTS                               51,115           14,734
  PURCHASE OF SHORT-TERM INVESTMENTS                                (58,034)         (18,041)
  DECREASE (INCREASE) IN OTHER ASSETS                                    18              (17)
                                                                   ---------        ---------

NET CASH USED IN INVESTING ACTIVITIES                              $(10,535)        $ (7,172)

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPAYMENT OF CAPITAL LEASE OBLIGATIONS                                  -             (118)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                               421              347
  PROCEEDS FROM PURCHASES UNDER THE EMPLOYEE
    STOCK PURCHASE PLAN                                                 523              307
  PAYMENTS TO ACQUIRE COMMON STOCK                                   (4,711)          (7,011)
  NOTES RECEIVABLE FROM STOCKHOLDERS                                   (187)               -
                                                                   ---------        ---------

NET CASH USED IN FINANCING ACTIVITIES                              $ (3,954)        $ (6,475)
                                                                   ---------        ---------

NET DECREASE IN CASH AND EQUIVALENTS                               $(10,924)        $ (2,204)

CASH AND CASH EQUIVALENTS: AT BEGINNING OF PERIOD                  $ 21,521         $ 15,849
                                                                   ---------        ---------
                                                                   ---------        ---------

CASH AND CASH EQUIVALENTS: AT END OF PERIOD                        $ 10,597         $ 13,645
                                                                   ---------        ---------
                                                                   ---------        ---------

NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
  COMMON STOCK ISSUED FOR NOTES RECEIVABLE FROM
    STOCKHOLDERS                                                   $    183         $    255

CASH PAID DURING THE PERIOD:
  CASH PAID FOR INTEREST                                                  -         $      1
  CASH PAID FOR INCOME TAXES                                       $    231         $  1,136


SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position and its results of operations and cash flows as of the dates and for the periods indicated. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 27, 1997. The results of operations for the three and nine months ended September 26, 1998, are not necessarily indicative of the operating results for the full year.

         EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average common and, when dilutive, potential common shares outstanding during each period, using the treasury stock method. Potential common shares consist of dilutive shares issuable upon the exercise of stock options. For the three and nine months ended September 26, 1998 and September 27, 1997, the weighted average common shares outstanding was used in the computation of both basic and diluted loss per share since the effect of potential common shares was antidilutive. At September 26, 1998 and September 27, 1997, potential common shares consisted of options to acquire 4,269,158 and 3,219,840 shares of common stock with weighted-average exercise prices of $9.05 and $9.57, respectively.

NOTE B.  INVENTORIES (in $000's)

                                          September 26,      December 27,
                                              1998               1997
                                          -------------      ------------
                  Raw Material               $8,330            $14,976
                  Work-in-process             4,790              3,428
                  Finished Goods              7,485              7,462
                                          -------------      ------------
                  Total                     $20,605            $25,866

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

NOTE D.  RESTRUCTURING CHARGE

During the second quarter of 1998, the Company analyzed each of its business segments based on the near-term market potential, the projected financial investment, and the strategic opportunity. The Company implemented a restructuring plan in July 1998 that resulted, in large part, from this analysis. As a result of this strategic decision, the Company announced a 7% workforce reduction and subsequently discontinued the development activities of its Network Power & Light-TM- (NP&L-TM-) division. The pre-tax, non-recurring charge for this restructuring was $4.3 million. This charge was composed of $1.2 million for the write-off of NP&L-TM- inventory, which was included in cost of sales, and the remaining $3.1 million restructuring cost, which was charged to operating expenses consisted of the cost of severance compensation, $1.6 million, facilities consolidation, $100 thousand and the write-off of assets utilized in affected operations, $1.4 million. At September 26, 1998, $2.0 million of cash charges had been paid, leaving $1.1 million in accrued expenses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 97% of the Company's net sales during the first nine months of 1998.

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

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a substantial majority of its disk array product sales in the first nine months of 1998. The Company believes that its proprietary software and firmware, as well as its large installed base of RAID units, are key competitive advantages in the RAID controller market.

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

As of September 26, 1998, the Company had approximately 340 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of 1998 the Company financed its operations primarily from cash balances and cash generated from operations.

At September 26, 1998, the Company's working capital decreased to $72.6 million from $83.8 million at December 27, 1997. This decrease in working capital was due to a decrease in current assets of $4.1 million and an increase in current liabilities of $7.1 million. Decreases in current assets resulted from a net reduction in combined cash and short-term marketable investments of $4.2 million and a $5.3 million decrease in net inventories, offset by a $4.0 million increase in accounts receivable and a $1.4 million increase in prepaid expenses and other current assets. The increase in accounts receivable was due to higher sales in the third quarter of 1998 and to a high percentage of the quarter's sales occurring in the last month of the quarter, as compared to the last quarter of 1997. Prepaid expenses increased, due primarily to the accrual of income tax benefits. Net inventories declined, due, in part, to the continuing improvements in materials management and to a $1.2 million write-off of inventories related to the discontinuation of the Company's NP&L(TM) product line. The increase in accounts payable was attributed to the increase in sales volume in the third quarter of 1998, versus the sales volume in the last quarter of 1997. The increase in accrued liabilities are primarily due to the accrual of the restructuring charge to operating expenses, $1.1 million, and to the timing of payroll and related benefits expense accruals, $900 thousand.

The Company's agreement with Comerica Bank for a $20 million unsecured revolving line of credit has been extended for another year, now expiring in June 1999.

Borrowings under the line of credit bear interest at either Comerica Bank's base rate, or the Eurodollar or Libor option rate plus 1 3/4%, at the election of the Company at the time of each advance. The agreement contains covenants that relate to profitability, maintenance of specific financial ratios and limits on additional indebtedness without the prior consent of Comerica Bank. The Company has obtained a waiver from the bank, with respect to its profitability covenant, related to its results of operation for the quarter ended September 26, 1998. At that date, the Company had no amounts outstanding under the line.

The Company presently expects to finance near-term and long-term operations and capital requirements through cash provided by continuing operations, existing cash balances, short-term investments and borrowings under the revolving bank line of credit. However, there can be no assurance that the Company will not require additional financing over the long-term or, if required, that such financing will be available on terms favorable to the Company.

The Company has been engaged in a stock repurchase program pursuant to which it has purchased to date, for $12.0 million, 1,400,400 shares of the Company's Common Stock. Management's decision to repurchase shares in the future will be based on the Company's cash needs and market conditions from time to time.

RESULTS OF OPERATIONS

RESTRUCTURING CHARGE: During the second quarter of 1998, the Company analyzed each of its business segments based on the near-term market potential, the projected financial investment, and the strategic opportunity. The Company implemented a restructuring plan in July 1998 that resulted, in large part, from this analysis. As a result of this strategic decision, the Company announced a 7% workforce reduction and subsequently discontinued the development activities of its Network Power & Light-TM- (NP&L-TM-) division. The pre-tax, non-recurring charge for this restructuring was $4.3 million. This charge was composed of $1.2 million for the write-off of NP&L-TM-inventory, which was included in cost of sales, and a remaining $3.1 million restructuring cost charged to operating expenses consisting of the cost of severance compensation, $1.6 million, facilities consolidation, $100 thousand and the write-off of assets utilized in affected operations, $1.4 million. At September 26, 1998, $2.0 million of cash charges had been paid to date, leaving $1.1 million in accrued expenses.

SALES AND GROSS PROFITS. The Company's net sales for the three months ended September 26, 1998, totaled $36.2 million, compared to $29.4 million for the corresponding period of fiscal year 1997, an increase of approximately 23%. This increase in sales was primarily due to increases in sales of the Company's newer products, DAC960PG, DAC960PJ and DAC960SX, which amounted to $7.9 million, $4.6 million and $2.9 million, respectively, in the third quarter of 1998. These increases were offset by a decline in the Company's host bus adapter sales to $891 thousand, as compared to $4.0 million in the third quarter of 1997.

For the nine month period ending September 26, 1998, the Company's net sales were $96.6 million, a 5% increase over $92.3 million in net sales for the first three quarters of 1997. The sales increase was attributable to the market's acceptance of the Company's new products.

Gross profit for the three months ended September 26, 1998, was $12.2 million, or 34% of net sales, compared to $9.4 million, or 32% of net sales for the same period in 1997. The cost of sales for the third quarter of 1998 includes a $1.2 million inventory reserve for the discontinuation of the Company's NP&L product line. Excluding this reserve, the gross profit for the third quarter of 1998 would have been $13.4 million, or 37% of net sales. The improvement in the gross profit was attributable to a 23% increase in third quarter 1998 sales volume, compared to the same quarter in 1997, and to a product mix that contained a larger percentage of the Company's higher margin new products, including DAC960PG, DAC960PJ and DAC960SX.

For the first nine months of 1998, gross profits were $33.1 million, compared to $24.0 million for the corresponding period in 1997. The lower gross profit in the first nine months of 1997 was primarily attributable to a charge for inventory obsolescence taken in the first quarter of 1997.

The Company's largest customer during the second quarter of 1998 was Siemens, which accounted for $8.8 million or 24% of the Company's net sales during that period. The Company's second and third largest customers during the quarter were Digital Equipment Corporation (DEC) and NEC, which accounted for $7.9 million or 22% of net sales and $3.1 million or 9% of net sales, respectively. Due to Compaq's acquisition of DEC in February 1998, there has been product consolidation between the two companies that will have an impact on the Company's future revenues of the combined companies. Although the full impact of these product line consolidations is not known at this time, the Company presently estimates that its future business with Compaq will be reduced from its recent levels and may be reduced by 30% to 40%.

For the first nine months of 1998, DEC was the Company's largest customer with $28.0 million or 29% of the Company's net sales. The Company's second and third largest customers during the first nine months of 1998 were Siemens and NEC, which accounted for $18.0 million or 19% of net sales and $7.8 million or 8% of net sales, respectively.

While the Company has in place OEM agreements with some of the Company's largest customers that define the terms of the Company's sales and support services, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

The Company's backlog as of September 26, 1998, totaled $14.4 million, as compared to $11.3 million as of the end of the third quarter in 1997. The increase in the backlog is primarily attributable to increased orders placed by the Company's larger customers.

Because almost all of the orders for the Company's products may be canceled prior to shipment and its customers have the right to change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net sales for any succeeding period. Of the $14.4 million backlog at September 26, 1998, all but a small percentage of the orders making up that backlog would have been scheduled for delivery within the three months ending December 26, 1998, unless the orders were canceled or rescheduled by the respective customer.

YEAR 2000

As the year 2000 approaches, a critical issue has emerged for all companies, including the Company, with respect to whether application software programs and operating systems utilized by a company and the marketplace only accommodate a two-digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value these products would be able to process accurately,

The Company has, for several months, been engaged in a review of the software and systems it uses in an effort to determine whether it or its operations may be materially adversely affected by this so-called "Year 2000" conversion. The Company expects to complete that review by the end of its fourth quarter, 1998. In that review, the Company has identified certain software applications as being "critical applications" used in daily operations. The Company is in the process of inquiring of, and obtained the assurances of, the providers of such software with respect to it being Year 2000 compliant. To date, all inquires have shown that the software is compliant or may be easily patched so that it is compliant. Based on its review, which is not yet complete, the Company does not presently believe that Year 2000 compliance issues with respect to its software and systems will materially adversely affect the Company or its operations. However, no assurance can be given that such review, once completed, will not uncover potential adverse effect of the Year 2000 conversion with any of such software or systems.

The Company will check its inventory for Year 2000 compliance during the fourth quarter of 1998. Although no assurances can be given, it does not expect to encounter Year 2000 compliance issues with its inventory that would materially adversely affect its use or value.

The Company is in the process of initiating a review of whether the software and systems of its vendors, customers, or distributors or other parties with which it deals may, as a result of the Year 2000 conversion, have a material adverse effect on the Company or its operations. The Company expects to complete that review by the end of the first quarter of 1999. Accordingly, the Company is not yet in a position to be able to predict whether such software or systems of such parties, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interface with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the Company will be able to obtain such assurances from each of such parties or that it will be able to obtain the information from such parties necessary for the Company to determine whether it may be material adversely affected by the software or systems of such parties.

Test to ensure the Year 2000 compliance of all critical software and systems are expected to be completed in the first quarter of 1999. A formal plan for such testing is expected to be completed by the end of the Company's fourth quarter of 1998.

The Company will maintain an ongoing effort to recognize and evaluate potential exposures relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. At present, the Company cannot adequately estimate the total cost to it of recognizing, evaluating and addressing any such exposures. It does expect, however, to be able to estimate and budget those costs by the end of the first quarter of 1999.

PRODUCTS

During the last half of 1993, the Company shifted its principal activity from the supply of system board products to the manufacture of I/O devices and storage management enhancing computer peripheral products. Additionally the Company offers a complementary line of host bus adapters. Mylex designs its products to provide solutions for all popular operating systems, including Novell Netware, Windows NT, SCO UNIX, Solaris and Unixware. Mylex products also work with all popular hardware platforms. These include personal computer platforms that use PCI architecture and workstation platforms, including Sun Microsystems, Silicon Graphics and IBM RS-6000 workstations that use the Company's SCSI-to-SCSI products.

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

All of the Company's current RAID controller products are based on Intel's i960 or Strong Arm processor. If another company develops a processor for RAID applications which renders the i960 or Strong Arm processor noncompetitive, whether as a result of cost, specifications or other advantages of the new processor, or if Intel ceases to produce the i960 or Strong Arm processor or support the Company's efforts to develop products based on the i960 or Strong Arm processor, the Company will be forced to develop new products based on another processor. Such development efforts will be costly, and there can be no assurance that the Company will be able to timely complete such development efforts or that such products, if developed, will have the same degree of market acceptance or the same gross margin as the Company's present RAID products.

Raid Controllers

Each bus-based Mylex RAID controller includes a proprietary application specific integrated circuit, or "ASIC," that serves as an interface with the host computer, a RISC processor, up to five SCSI channels to manage the transfer of data to and from the disk drives in the array and a dynamic cache memory ranging in size from 4 to 256 MB, depending on the product, to buffer the transfer of information to and from the disks. The controller also includes Mylex firmware residing on an EEPROM that implements the RAID algorithms and the algorithms necessary for the cache and supporting software, including I/O drivers, configuration utilities and system monitoring programs.

Mylex disk array controllers DAC960PG, DAC960PJ, and DAC960PU provide high performance, fault tolerant data storage solutions for the PCI bus platforms. The eXtremeRAID 1100 high performance controller is the Company's first product based on the Strong Arm, a 64-bit RISC processor. In addition, the Company has recently introduced a new family of high performance, cost effective RAID controllers called the AcceleRAID 200 and 250. These controllers are for the entry level and mid range server applications. The Mylex external disk array controllers, DAC960FL, DAC960SF and DAC960SX, bring the performance of RAID technology, which can operate in dual active mode, to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems. There can be no assurance that the Company will be able to continue to design products that are compatible with the commonly used operating systems found in the server environment in the future.

Products currently under development include a controller optimized for multimedia and video imaging, controllers that will provide for high speed serial and low voltage differential (LVD) interfaces to disk drives, products allowing for clustering of storage subsystems and low-cost RAID solutions. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins.

Host Bus Adapters

The Company's host adapter products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and be used in a multi-tasking configuration. During the third quarter of 1998, the Company's sales of HBA's were significantly reduced, primarily as a result of the distribution channels experiencing weakened product sales.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended September 26, 1998, totaled $4.4 million, an increase of $260 thousand or 6% from the corresponding period in 1997. Sales and marketing expenses represented 12% of net sales for the three months ended September 26, 1998, as compared to 14% in the comparable 1997 quarter. This increase in sales and marketing expenses resulted primarily from expenses related to increased sales and marketing headcount and the resulting increase in compensation expense and to increased travel cost necessary to service the Company's customers.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended September 26, 1998, totaled $5.6 million, an increase of 8% from the $5.2 million incurred during the corresponding period in 1997. Research and development expenses represented 16% of net sales for the three months ended September 26, 1998, as compared to 18% in the comparable quarter of 1997. Research and development expenses increased during the third quarter of 1998 due primarily to expenses incurred for increased engineering staffing of the Company's R&D facility in Boulder, Colorado and prototype expenses related to the Company's new products. The Company continued its investment in research and development activities during the third quarter of 1998 in an effort to implement its strategy of maintaining leadership in the RAID market. However, no assurance can be given that such leadership will be maintained or that the Company will be able to introduce new product offerings on a timely basis.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 26, 1998, totaled $2.9 million, an increase of $713 thousand from the corresponding period of 1997. The increase in expenses was primarily due to higher legal costs related to on-going litigation, of approximately $480 thousand, and consulting expense related to the Company's implementation of an "Enterprise Resource Planning" (ERP) system, of approximately $160 thousand. The anticipated total cost of the Company's ERP system implementation, which includes software licenses, computer hardware, training and consulting, is $5.2 million, most of this cost will be capitalized. The Company expects to incur general and administrative expenses, related to the ERP implementation, in Q4 of 1998, of approximately $250 thousand and in 1999, of approximately $500 thousand. General and administrative expenses were 8% of net sales for the three months ended September 26, 1998, as compared to 7% of net sales for the third quarter of 1997.

INCOME TAXES AND INTEREST EXPENSES

The Company's effective tax rate for the third quarter of 1998 was 37%, the same rate as the third quarter of 1997. The Company recorded interest expense of $38 thousand primarily related to royalty payments.

SAFE-HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
This Form 10-Q contains forward-looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, changes in customer order patterns, particularly those resulting from fluctuations in actual or projected server shipments; demand and competition for the Company's existing and new products, particularly its RAID controller and SCSI host adapter products; component availability; pricing pressures; the ability of the Company to ship ordered product in a timely manner; business conditions and growth in the computer industry and general economy; instability in foreign economies, particularly in Asia; the capability of the Company to meet the rapidly changing needs of its markets through timely product enhancements or new product introductions; the risk of inventory obsolescence due to shifts in market demand or other causes; the risk of a Company product being incompatible with new products of other companies; unanticipated costs and risks of litigation; unanticipated costs of, and delays in, the Company's Year 2000 compliance program or its ERP system implementation; and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including its 1997 Form 10-K. These forward-looking statements speak only as of the date hereof, and the Company disclaims any intent or obligation to update such statements.

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

In July 1998, a complaint against the Company, for breach of contract and open book account, was filed in the Superior Court of the State of California for the County of Santa Clara by Pioneer-Standard of Maryland, Inc. Pioneer alleges the breach of a purchase agreement for failure of the Company to repurchase excess inventory at the conclusion of the contract. Pioneer's complaint sought damages in the sum of approximately $1,150,000 plus interest. Recent submissions by Pioneer, however, suggest that it has reduced its damages claim to approximately $964,000 plus interest. In August 1998, the Court denied Pioneer's motion for a writ of attachment. The Company has filed an answer denying Pioneer's claims and has filed a cross-complaint alleging overcharging by Pioneer. The case currently is in the discovery phase.

The Company has incurred and expects to continue to incur substantial legal expenses with respect to Dr. Chowdry's suit and other litigation matters in which it is involved. Those expenses may fluctuate from quarter to quarter and are likely to increase substantially in the quarters immediately prior to and during the trial.

In addition to the matter discussed above, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business.

ITEM 5.  OTHER INFORMATION

Any stockholder proposal that is intended to be presented by such stockholder at the Company's 1999 Annual Meeting must be received by the Company no later than January 21, 1999, in order to be considered for inclusion in the proxy statement and form of proxy relating to that meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 10th day of November 1998.

                                    MYLEX CORPORATION


                                    By /s/ Colleen Gray
                                       -----------------------------
                                       Colleen Gray
                                       Vice President of Finance and
                                       Chief Financial Officer