Form 10-K
period 1998-12-26
MYLEX CORP
filed 1999-03-25
CIK 731619

                               SECURITIES AND EXCHANGE
                                      COMMISSION
                               WASHINGTON, D. C. 20549

                                      FORM 10-K
(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 26, 1998

[ ] Transitional report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission File Number 0-13381

                                 MYLEX CORPORATION
                ----------------------------------------------------
               (Exact name of registrant as specified in its charter)


           DELAWARE                                     59-2291597
-------------------------------                ----------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)


   34551 Ardenwood Boulevard
        Fremont, California                               94555
-------------------------------------           --------------------------
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

As of February 12, 1999, registrant had 19,944,393 outstanding shares of Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the mean of the closing sale price of the Common Stock on February 12, 1999, as reported by NASDAQ, was $89,423,021. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]


                        DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV incorporate information by reference from the Annual Report to Stockholders for the year ended December 26, 1998. Part III incorporates information by reference from the definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held May 17, 1999, which proxy statement will be filed in April 1999.

                                  TABLE OF CONTENTS

                                        PART I


                                                                      Page
                                                                      -----
Item  1.  Business                                                      5

Item  2.  Properties                                                   14

Item  3.  Legal Proceedings                                            15

Item  4.  Submission of Matters to a
            Vote of Security Holders                                   15


                                      PART II

Item  5.  Market for Registrant's Common Equity and
            Related Stockholder Matters                                17

Item  6.  Selected Financial Data                                      17

Item  7.  Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations                                              17

Item  7a. Quantitative and Qualitative Disclosure about
            Market Risk                                                17

Item  8.  Consolidated Financial Statements and
            Supplementary Data                                         17

Item  9.  Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure                                       18


                                     PART III

Item 10.  Directors and Executive Officers
            of the Registrant                                          19

Item 11.  Executive Compensation                                       19

Item 12.  Security Ownership of Certain
            Beneficial Owners and Management                           19



Item 13.  Certain Relationships and Related
            Transactions                                               19


                                    PART IV

Item 14.  Exhibits, Consolidated Financial Statements,
            Financial Statement Schedules, and
            Reports on Form 8-K                                        20


                                   PART I

ITEM 1.    BUSINESS

GENERAL

Mylex Corporation is a leading producer of RAID technology and network management products. Mylex produces high performance disk array (RAID) controllers, PCI bus based and external, Ultra SCSI host bus adapters (HBA) and complementary computer products for network servers, mass storage systems and workstations. Through its wide range of RAID controllers and HBA products, Mylex provides enabling intelligent I/O technologies that increase network management control, enhance CPU utilization, optimize I/O performance, and ensure data security and availability. Products are sold globally through a network of OEMs, major distributors, VARs and system integrators. Through 1998, more than twenty leading network file server and storage subsystem OEMs, including Digital/Compaq, Siemens, NEC, Fujitsu, and MTI had designed Mylex RAID controllers into their server and storage subsystem products. The Company is incorporated under the laws of the State of Delaware.

In the early 1990s, Mylex responded to changes in the computer industry by undertaking a series of product development initiatives designed to address the storage and input/output, or "I/O," challenges facing the emerging client/server computing environment. In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 95% of the Company's net sales during 1998.

The trend toward client/server computing that began in the mid-1980s has placed particular demands on network storage systems and related I/O functions. The development of faster microprocessors and more robust computer bus architectures in network systems has often outstripped the capabilities of data storage and I/O technologies, leading to systems "bottlenecks." To alleviate or avoid such bottlenecks, networks require continual improvements in stored data retrieval speed. In addition, the development of more complex applications and operating systems has created the need for increased network storage capacity. Meanwhile, the mission critical, enterprise-wide nature of networked computing often requires a high level of "fault tolerance," or the ability to preserve data from loss and to provide uninterrupted system service even if an individual data storage device fails. The emergence of data-intensive applications such as the Internet, E-commerce, multimedia and video-on-demand are further driving the demands for speed, capacity and reliability in network storage devices.

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and both PCI and independent bus types, and the Company endeavors to rapidly develop products for new bus technologies, operating systems, and platform standards as they are defined. The Company believes that its patents, proprietary software and firmware, as well as its large installed base of RAID units, are key competitive advantages in the RAID controller market.

In addition to the PCI RAID controllers, which generated approximately 80% of the Company's revenues in 1998, the Company offers external RAID controllers, including several fibre versions and host bus adapters (HBA). Both the external RAID controllers and HBA products are highly suited to applications that demand high data throughput and low CPU utilization. Consequently, the Company has an offering of product solutions for desktop PC's to large networked systems.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Sales of the Company's RAID controller products accounted for 95% of the Company's net sales in 1998 and 88% of net sales in 1997. Conversely, the Company's net sales of its host bus adapters (HBA's) were 3% in 1998 and 10% in 1997. The Company's RAID controller products are used principally in personal computer network applications and Unix-based work stations. The use of RAID technology in the personal computer network market has become established over the last few years, but there can be no assurance that another technology will not replace RAID in the disk array controller marketplace or that there will be continuing widespread acceptance or growth of the use of RAID products in general, or the Company's RAID controllers in particular, in that market. Furthermore, even if the market continues to grow, there can be no assurance that the Company will be able to continue to market and sell its RAID controller products at similar or higher volumes, or with similar gross margins. The Company expects gross margins to be lower than 1998 due to intense competition in the market place and the added expense of the license agreement with EMC Corporation signed in December 1998.

In addition, in order to be able to compete successfully in the RAID controller market, the Company will have to develop and market new RAID controllers. There can be no assurance that the Company will be able to develop and introduce new RAID controller products in a timely manner or that any such products will gain or sustain market acceptance.

The Company's 1998 revenue depended on a customer base that was concentrated. The Company's four largest customers, Digital/Compaq, Siemens, NEC and Fujitsu collectively accounted for 54% of the Company's net sales in 1998. Sales to Digital/Compaq alone represented 25% of the Company's net sales during 1998. Sales to Siemens, NEC and Fujitsu accounted for 16%, 8% and 5% of net sales, respectively. The Company has no long-term purchase commitments from its customers, and customers generally may cancel their orders on 30-days notice. Due to Compaq's acquisition of DEC in February 1998, there has been product consolidation between the two companies that has had and may continue to have an impact on the Company's revenues. Although the full impact of these product line consolidations is not known at this time, the Company estimates that its net sales to Digital/Compaq in 1999 will be approximately 30% to 40% less than 1998 net sales to that customer. Furthermore, there can be no assurance that orders from other existing customers, including the Company's other principal customers, will continue at their historical levels, or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current customers, particularly a significant customer, or cancellation or rescheduling of orders already placed, could materially and adversely affect the Company's business and operating results.

The Company's OEM customers have integrated the Company's RAID controller products into their servers and storage subsystems. Any of these OEM customers may choose to develop their own RAID controller products that could be substituted for, and thus reduce or eliminate their purchases of the Company's RAID controller products. Most of the Company's OEM customers, and particularly its principal customers, have extensive product development experience and expertise, substantial financial resources and ongoing, substantial product development activities. As a result, it is possible that those customers may engage in RAID development programs on a continuing basis. Any material reduction in purchases of RAID controller products by any OEM customer as a result of such customer developing its own competing product will materially and adversely affect the Company's business and operating results.

COMPETITION

The markets for the Company's RAID controller and HBA products have been competitive and are likely to remain competitive. Furthermore, there are numerous companies with established reputations in the controller and personal computer related markets, many of which have greater financial, manufacturing and marketing resources than those of the Company. The Company believes that its principal competitors for RAID controllers are American Megatrends, DPT, Infotrend, ICP Vortex and Adaptec, which also has been the Company's principal HBA competitor. The Company's share of the HBA market is relatively small, particularly when compared to Adaptec's share, and Adaptec has significantly greater financial, manufacturing and marketing resources than the Company. In response to the competition that Adaptec has offered against the Company's HBA products, the Company introduced in the latter half of 1998 a low cost RAID solution to both its OEM customers and distribution channels. As the price point for RAID becomes low enough to supplant high-end HBA products, the overall market place demand for HBA products, including the Company's products, will continue to decline.

Some OEMs, such as Compaq and IBM, have developed their own RAID controllers. As noted, those customers historically accounting for the most significant volumes of the Company's sales are major OEMs, any of which could develop their own controllers at any time rather than purchase such products from the Company.

The Company's ability to compete successfully in the RAID controller markets depends upon its ability to continue to develop products, which are proven to be reliable and obtain market acceptance, and which can be sold at competitive prices, while maintaining adequate gross margin levels. Although the Company believes that its RAID controller products have certain competitive advantages, which include performance and cost, there can be no assurance that the Company will be able to compete successfully in the future in the market for such products or that other companies may not develop products with greater performance or more favorable prices and thus reduce the demand for the Company's products. Furthermore, as more companies enter the RAID controller market, the Company expects to encounter price competition for such products which could materially and adversely affect its gross margins. Additionally the Company is dependent upon the success of its major OEM's products which incorporate the Company's RAID controllers.

PRODUCTS

During the last half of 1993, the Company shifted its principal activity from the supply of system board products to the manufacture of I/O devices and storage management enhancing computer peripheral products. Mylex designs its products to provide solutions for all popular operating systems, including Novell Netware, Windows NT, SCO UNIX, Solaris and Unixware. Mylex products also work with all popular hardware platforms. These include personal computer platforms that use PCI architecture and workstation platforms, including Sun Microsystems, Silicon Graphics and IBM RS-6000 workstations that use the Company's SCSI or Fibre based products.

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

All of the Company's current RAID controller products are based on the Intel i960 or StrongARM-Registered Trademark- family of processors. If another company develops a processor for RAID applications which renders the Intel's embedded processors noncompetitive, whether as a result of cost, specifications or other advantages of the new processor, or if Intel ceases to produce either the i960 or StrongARM-Registered Trademark-processors or support the Company's efforts to develop products based on the i960 or StrongARM-Registered Trademark-processors, the Company will be forced to develop new products based on another processor. Such development efforts will be costly, and there can be no assurance that the Company will be able to timely complete such development efforts or that such products, if developed, will have the same degree of market acceptance or the same gross margin as the Company's present RAID products.

Raid Controllers

Most of the Company's bus-based RAID controller includes a proprietary application specific integrated circuit, or "ASIC," that serves as an interface with the host computer, a RISC processor, up to three SCSI channels to manage the transfer of data to and from the disk drives in the array and a dynamic cache memory ranging in size from 4 to 128 MB, depending on the product, to buffer the transfer of information to and from the disks. The controller also includes Mylex firmware residing on an EEPROM that implements the RAID algorithms and the algorithms necessary for the cache and supporting software, including I/O drivers, configuration utilities and system monitoring programs.

Mylex disk array controllers DAC960PG, DAC960PJ, eXtremeRAID and AcceleRAID provide high performance, fault tolerant data storage solutions for the PCI bus platforms. The Mylex external disk array controllers, DAC960SF, DAC960FL, DACFF and DAC960SX, bring the performance of RAID technology, which can operate in dual active mode, to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems.

Products currently under development include a controller optimized for the Internet, multimedia and video imaging, PCI-to-Fibre based controller and low-cost RAID solutions. There can be no assurance that the Company will introduce its products under development. If these products are introduced, there can be no assurance that they will gain or sustain market acceptance or that their sales will produce adequate gross margins.

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as its new PCI and external disk array controllers, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

PRODUCT MANUFACTURE AND SUPPLIERS

Manufacturing of the Company's products entails placing semiconductors and other electronic components on printed circuit boards and soldering them in place through an automated process. The Company signed a manufacturing agreement in February 1999 with Dovatron International, Inc. (Dovatron), a wholly-owned subsidiary of the DII Group of Colorado, which is an ISO 9000 certified manufacturer that specializes in turnkey manufacturing. Dovatron will be providing all of the Company's manufacturing needs pursuant to the terms and conditions of the agreement. The Company anticipates that the agreement will be fully implemented in the second quarter of 1999. In this arrangement, Dovatron will become the Company's sole turnkey manufacturer, procuring the Company's raw materials and assembling, testing, configuring and shipping all of its products. The anticipated benefits from this relationship are a focused supplier that should consistently deliver high quality products on a timely basis, that will leverage its purchasing power for the benefit of the Company and that will be able to better deliver state-of-the-art assembly and testing capabilities. Despite its arrangements with Dovatron, however, there can be no assurance that the Company's manufacturing resources will always be adequate to meet product demand. Furthermore, as Dovatron will be the sole provider of purchasing and manufacturing for the Company, it will have reduced ability to bring other purchasing and manufacturing services providers on stream in the event that Dovatron were unable to perform those functions on a timely basis.

As part of the Company's arrangement with Dovatron, the Company has agreed to sublease to Dovatron approximately 32,000 square feet of manufacturing and related space in one of its Fremont buildings. In addition Dovatron has hired 33 employees of the Company included in its manufacturing operations. These employees were involved in activities that Dovatron has contracted to perform for the Company.

Mylex, through its turnkey manufacturing arrangement, performs quality control and inspection procedures throughout the production process to ensure that products meet industry standards. The Company's turnkey manufacturer subjects all products to 100% in-circuit and functional tests.

The Company's most critical components are the Intel i960 and StrongARM-Registered Trademark- RISC processors, the Company's applications specific integrated circuits or "ASIC", SCSI chips and the SIMM memory module. The Company or its turnkey manufacturer procures the Intel processors through local distributors and its ASIC, SCSI chips and SIMM modules from Toshiba, LSI Logic, Atmel and Southland Corporation, respectively. Other components are available from several sources at competitive prices.

The Company has no long-term supply contracts. There can be no assurance that the Company will be able to obtain, on a timely basis, all the components it requires. In the event a sole source supplier is unable or unwilling to provide a component, there could be substantial delays in the Company obtaining a new supplier for such components and the
replacement supplier may charge materially more for such components.   If the
Company cannot obtain components, and particularly critical components, as required, it may be unable to meet demand for its products, thereby adversely affecting its operating results. In addition, scarcity of such components may also result in cost increases and adversely affect the Company's gross margins.

The Company's need to manufacture products before receiving firm purchase orders, combined with risks of technological obsolescence and rapid shifts in market demand, could result in inventory devaluation or obsolescence, either of which could have a material adverse effect on its operating results.

SALES AND MARKETING

As of December 26, 1998, the Company employed 90 sales and sales support personnel who devoted substantially all their time to marketing, sales, and technical and customer support. The Company expects that sales and marketing expenses will increase in 1999, particularly if the rate of sales grows. However, there can be no assurance that such sales growth will occur.

Sales to Digital/Compaq accounted for 25% of net sales in 1998 and 23% of net sales in 1997. Sales to the next two largest customers, Siemens and NEC, each accounted for an additional 16% and 8% of net sales, respectively, in 1998 and 10% and 8%, respectively, in 1997. The majority of the Company's sales are with OEM customers, and sales continue to remain concentrated in a small group of OEM customers. In addition in 1998, the export portion of the Company sales has remained at 75%, the percentage in 1997. Although there are OEM agreements in place with some of the Company's largest customers that define the terms of sale and support services, these agreements do not include specific quantity commitments and generally allow customers to cancel any orders on 30 days notice. The Company generally sells products on a purchase order basis. As a result, historical sales are not necessarily an accurate indicator of future sales.

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

The Company's sales to other than OEM's involve the marketing and distribution of the Company's products to system integrators, value added resellers and distributors (who also service major OEM customers in some international markets) throughout the world. Mylex also uses the services of manufacturer representatives in the United States in this sales channel.

The Company has distribution agreements with its distributors, including companies such as Tech Data and Ingram Micro. Mylex also has agreements with various regional and specialty distributors, both domestic and international. The Company also conducts extensive advertising in trade publications, conducts various joint marketing activities with its distributors, and sponsors exhibits at approximately 10 trade shows annually.

INTERNATIONAL SALES

Sales to customers outside the United States accounted for approximately 75% of the Company's revenue in 1998. Sales to foreign affiliates of U.S. customers are treated as foreign sales. Of the total international sales, 21% of these sales were destined to Pacific Rim customers. Although there can be no assurances given, the Company expects that international sales will continue to represent a significant portion of the Company's revenue in 1999 and thereafter.

International sales pose certain risks not faced by companies that limit themselves to domestic sales. Fluctuations in the value of foreign currencies relative to the U.S. dollar, as occurred in 1998, for example, could make the Company's products less price competitive and, if the Company in the future denominates any of its sales in foreign currencies, could result in losses from foreign currency transactions. International sales also could be adversely affected by factors beyond the Company's control, including the imposition of government controls, export license requirements, restrictions on technology exports, changes in tariffs and taxes and general economic and political conditions. In some countries, the laws do not protect the Company's intellectual property rights to the same extent as the laws in the United States.

BACKLOG

The Company's backlog as of December 26, 1998, totaled $15.2 million, as compared to $5.4 million as of December 27, 1997. The increase in the backlog was attributable to the market acceptance of the Company's external RAID product and the strong demand for this product line demonstrated in the fourth quarter of 1998. Because almost all of the orders for the Company's products may be canceled prior to shipment and customers may similarly change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net revenues for any succeeding period. Furthermore, the Company's manufacturing capabilities may not be sufficient, from time to time, to permit it to ship all products subject to a substantial backlog by the shipment dates requested by the respective customer. Of the total $15.2 million backlog at December 26, 1998, all but a small percentage of the orders would have delivered within the three months ended March 27, 1998, unless the orders were canceled or rescheduled by the respective customer.

YEAR 2000

For a discussion of the impact on the Company of various matters with respect to Year 2000 compliance issues, please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for its year ended December 26, 1998.

RESEARCH AND DEVELOPMENT

The Company conducts an active and ongoing research and development engineering program that focuses on the development of new products, new features for the Company's existing products, and rigorous design verification and compatibility testing. The Company also maintains an engineering support group to provide follow up with its customers. The Company has continued to expand its development activities, and now has two engineering groups, one located in Fremont, California and the other in Boulder, Colorado.

As part of its product development strategy, the Company actively seeks cooperative and codevelopment activities with industry leaders in the hardware, software, silicon and systems businesses and participates in a number of industry forums, such as NGIO Forum, Fibre Channel Loop Community and PCI RAID Advisory Group. The Company's ability to compete successfully will depend in large part on its ability, on a timely and cost-effective basis, to timely enhance its existing products and introduce new products with features that meet changing customer requirements and with competitive prices. Despite testing, new products may be affected by quality, reliability and interoperability problems, which could result in returns, delays in collecting accounts receivable, unexpected service or warranty expenses, reduced orders and a decline in the Company's competitive position.

EMPLOYEES

As of December 26, 1998, the Company employed 345 people. Those employees included 134 engineering and product development employees, 48 finance and administration employees, 90 employees in the sales, marketing and technical and customer support areas, and 73 manufacturing employees.

Recruitment of personnel in the computer industry, particularly engineers, is highly competitive. The Company believes that its future success will depend in part on its ability to attract and retain highly skilled management, engineers, sales, marketing, finance and technical personnel. There can be no assurance of the Company's ability to recruit and retain the employees that it may require.

INTELLECTUAL PROPERTY

The Company holds four patents with respect to its RAID controller products. It also has several other patent applications, applicable to its RAID controller products, in different phases of review. Otherwise the Company relies on a combination of trade secret, copyright and trademark laws and employee and third party non-disclosure agreements to protect its intellectual property. There can be no assurance that the steps taken by the Company to protect its rights will be adequate to prevent misappropriation of the Company's technology or to preclude competitors from developing products with features similar to the Company's products.

Certain patents and copyrights owned by others are of critical importance to the industry segments in which the Company operates. The Company has obtained such licenses to certain technology protected by patents and copyrights as the Company believes are necessary for the operation of its business as presently conducted. In December 1998, the Company signed a cross license agreement with EMC, requiring an up-front payment against future royalties. This cross license agreement covers all of the Company's RAID products sold to its customers that do not currently have RAID license agreements with EMC. The agreement provides for a certain rate for approximately one year after which, the Company will be obligated to pay royalties, at a relatively lower rate, for as long as the Company's products are covered by the EMC patents. The Company expects that its payments to EMC will have an adverse impact on its gross margins in the foreseeable future. The Company may be required to obtain licenses from others, and there are no assurances that such licenses would be available on terms satisfactory to the Company or at all.

There can be no assurance that third parties will not assert intellectual property infringement or related indemnity claims against the Company. In that circumstance, asserting the Company's rights or defending against third party claims could involve substantial expense, which could materially and adversely affect the Company's results of operations.

ITEM 2.  PROPERTIES

The Company's headquarters, manufacturing and distribution facilities are located in two buildings, with a combined square footage of 133,182, in Fremont, California. The Company also has an engineering facility with approximately 25,000 square feet in Boulder, Colorado, whose lease expires in December, 2000. Approximately 74,000 square feet of the Fremont facilities is leased through April, 2001, while the remaining square footage will be on lease through July, 2003.

ITEM 3.  LEGAL PROCEEDINGS

In January 1999, the Company settled an action brought against the Company and its outside directors in 1994 by a former Chief Executive Officer. In the settlement, the Company agreed to pay $2 million in cash and issue warrants to purchase 400,000 shares of its Common Stock (estimated fair value of $2.2 million). In return for a complete release of all claims the plaintiff might have against the defendants.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

SAFE-HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: The foregoing discussion in this annual report on Form 10-K contains forward-looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, changes in customer order patterns, particularly those resulting from fluctuations in actual or projected server shipments; demand and competition for the Company's existing and new products, particularly its RAID controller and SCSI host adapter products; component availability; pricing pressures; the ability of the Company to ship ordered product in a timely manner; business conditions and growth in the computer industry and general economy; instability in foreign economies, particularly in Asia; the capability of the Company to meet the rapidly changing needs of its markets through timely product enhancements or new product introductions; the risk of inventory obsolescence due to shifts in market demand or other causes; the risk of a Company product being incompatible with new products of other companies; unanticipated costs and risks of litigation; the Company's ability to generate sufficient future taxable income to utilize its recognized deferred tax assets; the risk that any of its systems or products, or vendors, suppliers or customers may not be Year 2000 compliant, and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including this Form 10-K and Form 10-Q filings for the period ended March 28, 1998, June 27, 1998 and September 26, 1998. These forward-looking statements speak only as of the date hereof, and the Company disclaims any intent or obligation to update such statements.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

This information is incorporated by reference from the information under the caption "Market for Registrant's Common Equity and Related Stockholder Matters" on page 7 of the Consolidated Financial Statements contained within the Annual Report to Stockholders for the year ended December 26, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

This information is incorporated by reference from the information under the caption "Selected Five Year Consolidated Financial Data" on page IFC of the Consolidated Financial Statements contained within the Annual Report to Stockholders for the year ended December 26, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All other information regarding management's discussion and analysis of financial condition and results of operations are incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 1 through 6 of the Consolidated Financial Statements contained within the Annual Report to Stockholders for the year ended December 26, 1998.

ITEM 7a. QUANTITATIVE AND QUALITATITVE DISCLOSURE ABOUT MARKET RISK

At December 26, 1998 the Company had a non-trading investment portfolio of fixed income securities, excluding those classified as cash and cash equivalents of $34.7 million (see note 4 of the Company's Consolidated Financial Statements). These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from level as of December 26, 1998, the fair market value of the portfolio would decline by approximately $124,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of Mylex Corporation at December 26, 1998 and December 27, 1997 and for each of the years in the three-year period ended December

26, 1998 and the Independent Auditor's Report thereon are incorporated by reference from pages 8 through 21 of the Consolidated Financial Statements contained within the Annual Report to Stockholders for the year ended December 26, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                      PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is incorporated by reference from the information under the caption "Election of Directors" and "Executive Officer Compensation" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference from the information under the caption "Executive Officer Compensation" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference from the information under the caption "Securities Ownership of Management and Principal Stockholders" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following Consolidated Financial Statements of Mylex Corporation and the Independent Auditor's Report, as listed under (a) (1) below, are incorporated herein by reference from the Registrant's Annual Report to Stockholders for the year ended December 26, 1998.

(a) (1)   Financial Statements


                                                                         Page in
                                                                  Consolidated Financial
                                                                 Statements contained in
                                                                    the Annual Report
                                                                 ----------------------
Consolidated Statements of Operations - Years ended December,
1998, 1997 and 1996                                                         9

Consolidated Balance Sheets at December, 1998 and 1997                      8

Consolidated Statements of Cash Flows - Years ended December,              11
1998, 1997 and 1996

Consolidated Statements of Shareholder' Equity - Years ended               10
December, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                              12-20

Independent Auditor's Report                                               21


(2) The following financial statement schedule and report are submitted herewith:


                                                                         Page in
                                                                       this Report
                                                                       -----------

Schedule I - Independent Auditors' Report                                   25

Schedule II - Valuation and Qualifying Accounts                             26


(3)  Exhibits included herein:


Exhibit No.    Exhibit

     3.1       (h) Certificate of Incorporation, Articles of Merger and
                   Agreement and Plan of Merger.

     3.1.1     (a) Certificate of Amendment of Certificate of Incorporation.

     3.2       (i) By-laws.

     10.10     (c) 1983 Incentive Stock Option Plan, as amended and restated.

     10.11     (k) 1993 Stock Option Plan, as amended.

     10.13     (i) 1995 Employee Stock Purchase Plan, as amended and restated.

     10.14     (a) 1998 Employee Stock Purchase Plan.

     10.20     (b) Lease Agreement of premises at 34551 Ardenwood Boulevard, dated March 6, 1991.

     10.20.1   (g) Amendment to Lease Agreement of premises at 34551 Ardenwood
                   Boulevard, dated February 26, 1996.

     10.21     (f) Security and Loan Agreement, dated June 28,1996, with
                   Comerica Bank

     10.21.1   (l) Second Amendment to Revolving Credit Loan Agreement, dated
                   April 29, 1998, with Comerica Bank.

     10.22     (g) Lease Agreement of premises at 6607 Kaiser Drive, dated
                   December 9, 1995.

     10.23     (a) Sublease Agreement between Mylex Corporation (sublandlord)
                   and Dovatron International, Inc. (subtenant) of portion of premises at 34551 Ardenwood Boulevard, dated February 1,
                   1999.

     10.25     (d) Digital Equipment Corporation Basic Order Agreement.

     10.40     (e) 401(k) Plan; Target Investment Advisory Agreement and
                   Standardized Adoption Agreement.



     10.41     (a) Employment Agreement, dated as of January 1, 1999, with Al
                   Montross.

     10.42     (i) Form of Severance Agreement with Executive Officers.

     10.43     (j) Stockholder Rights Plan, as amended and restated.

     10.44     (a) Manufacturing Agreement with Dovatron International, Inc., dated as of January 29, 1999.

     10.45     (a) License Agreement with EMC Corporation, dated as of December
                   24, 1998.

     13.1      (a) Selected Five Year Consolidated Financial Data, MD&A, Market
                   for Registrant's Common Equity and Related Stockholder
                   Matters, Consolidated Financial Statements, Notes to
                   Consolidated Financial Statements and the Independent
                   Auditors' Report sections from the Annual Report to Stockholders for the fiscal year ended December 26, 1998.

     23.1      (a) Consent of Independent Auditor, KPMG LLP.

     27.0      (a) Financial Data Schedule


(b)  Reports on Form 8-K, none.

---------------------

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

(e) Filed as an exhibit to the Registrant's Annual Report on Form 10-K, for the year ended December 31, 1994, and incorporated herein by reference.

(f) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for period ended June 30, 1996, and incorporated herein by reference.

(g) Filed as an exhibit to Registrant's Annual Report on Form 10-K, for period ended December 31, 1995, and incorporated herein by reference.

(h) Filed as an exhibit to Registrant's Annual Report on Form 10-K, for period ended December 31, 1996, and incorporated herein by reference.

(i) Filed as an exhibit to Registrant's Annual Report on Form 10-K, for period ended December 27, 1997, and incorporated herein by reference.

(j Filed as an exhibit to Registrant's Registration Statement on Form 8-A/A, No. 34-13381, on March 22, 1999, and incorporated herein by reference.

(k) Filed as an exhibit to the Registration Statement on Form S-8, February 3, 1998, No. 33-30104, and incorporated herein by reference.

(l) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, for period ended March 28, 1998, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MYLEX CORPORATION


Date: March 25, 1999                    By: /s/ Al Montross
                                           --------------------------------
                                        Al Montross
                                        President and Chief Executive
                                        Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 25, 1999, by the following persons in the capacities indicated.


       Signature                               Title
       ---------                               -----

/s/ Ismael Dudhia                       Chairman of the Board of Directors
-----------------------------
Mr. Ismael Dudhia


/s/ M. Yaqub Mirza                      Director
-------------------------
Dr. M. Yaqub Mirza


/s/ Inder Singh                         Director
----------------------------
Dr. Inder Singh


/s/ Stephen McKenzie                    Director
-----------------------------
Mr. Stephen McKenzie


/s/ Walt Wilson                         Director
-----------------------------
Mr. Walt Wilson


/s/ Al Montross                         President and Chief Executive Officer
-----------------------------           and Director
Mr. Al Montross                         (Principal Executive Officer)


/s/ Colleen Gray                        Vice President Finance and Chief
------------------------------          Financial Officer and Secretary
Ms. Colleen Gray                        (Principal Accounting Officer)


                        MYLEX CORPORATION AND SUBSIDIARIES
                                   SCHEDULE I

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Mylex Corporation:

Under date of January 26, 1999, we reported on the consolidated balance sheets of Mylex Corporation and subsidiaries (the Company) as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 26, 1998, as contained in the 1998 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the December 26, 1998 annual report on Form 10-K of Mylex Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Mountain View, California
January 26, 1999

                        MYLEX CORPORATION AND SUBSIDIARIES
                                   SCHEDULE II

                         VALUATION AND QUALIFYING ACCOUNTS

     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 and DECEMBER 31, 1996


                                                                       CHARGED
                                                      BALANCE AT     (BENEFIT) TO     CHARGED                         BALANCE
                                                      BEGINNING        COST AND       TO OTHER                           AT
                   CLASSIFICATION                      OF YEAR         EXPENSES       ACCOUNTS        CHARGES(a)      YEAR-END
                   --------------                      -------         --------       --------        ----------      --------
Amounts deducted from assets to which they apply:

Year ended December 26, 1998
   Allowance for doubtful
      accounts - accounts receivable                 $ 190,000            -               -            (31,000)        159,000

Year ended December 27, 1997
   Allowance for doubtful
      accounts - accounts receivable                 $ 436,000        (227,000)           -            (19,000)        190,000

Year ended December 31, 1996
   Allowance for doubtful
      accounts - accounts receivable                 $ 707,000        (156,000)           -           (115,000)        436,000



(a)  Doubtful accounts written off, less recoveries.