Form 10-Q
period 1999-03-27
MYLEX CORP
filed 1999-05-11
CIK 731619

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended MARCH 27, 1999 or

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

                                    Yes  X    No
                                       -----    -----

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                       19,926,763 shares
    ----------------------------                  -----------------------------
               Class                              Outstanding at March 26, 1999

PART I.  FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements


                                MYLEX CORPORATION
                                 BALANCE SHEETS
                                    UNAUDITED
                                  (IN THOUSANDS)

                                                           MAR 27              DEC 26
                                                            1999                1998
                                                         ---------           ---------
ASSETS
Current Assets:
      Cash and Equivalents                               $   3,714           $   8,260
      Short-Term Investments                                35,710              34,739
      Accounts Receivable, Net                              21,727              20,124
      Inventories                                           23,678              19,240
      Prepaid Expenses and other current assets             17,571              15,924
                                                         ---------           ---------
Total Current Assets                                       102,400              98,287

Property, Plant and Equipment, net                          11,823              10,837

Others Assets, Net                                           1,262               1,247
                                                         ---------           ---------
Total Assets                                             $ 115,485           $ 110,371
                                                         ---------           ---------
                                                         ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts Payable                                   $  19,491           $  13,809
      Accrued Liabilities                                   10,109              14,318
                                                         ---------           ---------
Total Current Liabilities                                   29,600              28,127

Stockholders' Equity
      Common Stock                                             214                 212
      Additional Paid-In Capital                            59,259              55,350
      Notes Receivable from Shareholders                      (888)               (895)
      Retained Earnings                                     27,300              27,577
                                                         ---------           ---------
Total Stockholders' Equity                                  85,885              82,244
                                                         ---------           ---------
Total Liabilities and Stockholders' Equity               $ 115,485           $ 110,371
                                                         ---------           ---------
                                                         ---------           ---------

NOTE: CERTAIN AMOUNTS AS OF DECEMBER 26, 1998 HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION. SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                    UNAUDITED
                       (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                      MAR 27             MAR 28
                                                       1999               1998
                                                     --------           --------
NET SALES                                            $ 36,290           $ 28,348
COST OF SALES                                          24,483             18,659
                                                     --------           --------
      GROSS PROFIT                                     11,807              9,689

OPERATING EXPENSES:
      SELLING AND MARKETING                             4,412              4,782
      RESEARCH AND DEVELOPMENT                          5,353              6,087
      GENERAL AND ADMINISTRATION                        2,810              2,180
                                                     --------           --------
          TOTAL OPERATING EXPENSES                     12,575             13,049
                                                     --------           --------
OPERATING LOSS                                           (768)            (3,360)

OTHER INCOME, NET                                         330                219
                                                     --------           --------
LOSS BEFORE TAXES                                        (438)            (3,141)

INCOME TAX BENEFIT                                       (162)            (1,162)
                                                     --------           --------
          NET LOSS                                   $   (276)          $ (1,979)
                                                     --------           --------
                                                     --------           --------
LOSS PER COMMON SHARE:

      BASIC                                          $  (0.01)          $  (0.10)
      DILUTED                                        $  (0.01)          $  (0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

      BASIC                                            19,927             20,182
      DILUTED                                          19,927             20,182

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS, THREE MONTHS ENDED
                                    UNAUDITED
                                  (IN THOUSANDS)

                                                                 MAR 27             MAR 28
                                                                  1999               1998
                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
      NET LOSS                                                  $   (276)          $ (1,979)
      DEPRECIATION AND AMORTIZATION                                  454                619
      CHANGES IN OPERATING ASSETS AND LIABILITIES
          ACCOUNTS RECEIVABLE, NET                                (1,603)            (1,255)
          INVENTORIES                                             (4,438)             1,318
          PREPAID EXPENSES AND
             OTHER CURRENT ASSETS                                 (1,647)               444
          ACCOUNTS PAYABLE                                         5,682              4,061
          ACCRUED LIABILITIES                                     (1,804)               105
                                                                --------           --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             $ (3,632)          $  3,313

CASH FLOWS FROM INVESTING ACTIVITIES:
      CAPITAL EXPENDITURES                                        (1,429)              (666)
      MATURITIES OF SHORT-TERM INVESTMENTS                        17,301             11,750
      PURCHASE OF SHORT-TERM MARKETABLE INVESTMENTS              (18,283)           (23,501)
      DECREASE(INCREASE) IN OTHER ASSETS                             (15)                19
                                                                --------           --------
NET CASH USED IN INVESTING ACTIVITIES                           $ (2,426)          $(12,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
      PROCEEDS FROM EXERCISE OF STOCK OPTIONS                      1,505                178
      TREASURY STOCK                                                   -               (924)
      NOTES RECEIVABLE FROM SHAREHOLDERS                               7               (146)
                                                                --------           --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             $  1,512           $   (892)
                                                                --------           --------
NET DECREASE IN CASH AND EQUIVALENTS                            $ (4,546)          $ (9,977)

CASH AND CASH EQUIVALENTS:  AT BEGINNING OF PERIOD              $  8,260           $ 21,521
                                                                --------           --------
                                                                --------           --------
CASH AND CASH EQUIVALENTS:  AT END OF PERIOD                    $  3,714           $ 11,544
                                                                --------           --------
                                                                --------           --------
NON-CASH FINANCING AND INVESTMENT ACTIVITIES:
      TAX BENEFIT RELATED TO DISQUALIFYING DISPOSITION
          OF STOCK OPTIONS                                      $    228           $     62
      STOCK WARRANTS ISSUED                                        2,177                  -

CASH PAID DURING THE PERIOD:
      CASH PAID FOR INTEREST                                           -                  -
      CASH PAID FOR INCOME TAXES                                       -                  -

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

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 26, 1998. The results of operations for the three months ended March 27, 1999, are not necessarily indicative of the operating results for the full year.

         EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average common and, when dilutive, potential common shares outstanding during each period, using the treasury stock method. Potential common shares consist of dilutive shares issuable upon the exercise of stock options and warrants. For the three months ended March 27, 1999 and March 28 1998, the weighted average common shares outstanding was used in the computation of both basic and diluted loss per share since the effect of potential common shares was antidilutive. At March 27, 1999 and March 28, 1998, potential common shares consisted of options and warrants to acquire 5,240,189 and 4,244,084 shares of common stock with weighted-average exercise prices of $7.90 and $9.32, respectively.

NOTE B.  INVENTORIES (in $000's)

                         March 27,       December 26,
                           1999             1998
                         -------          -------
Raw Material             $ 9,384          $ 7,535
Work-in-process            1,919            3,903
Finished Goods            12,375            7,802
                         -------          -------
Total                    $23,678          $19,240

NOTE C.  CONTINGENCIES

In mid-1998, Pioneer Standard of Maryland, Inc. filed a complaint against the Company in the Superior Court in Santa Clara County, California, alleging breach of a purchase agreement with respect to the Company's failure to purchase from Pioneer Standard excess inventory at the termination of the term of the agreement. The complaint seeks damages of approximately $1,000,000 plus interest. The Company has filed an answer denying Pioneer Standard's claims and a cross-complaint, alleging overcharging by Pioneer. The Company intends to vigorously defend Pioneer's claims and pursue its claims against Pioneer.

NOTE D.  NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Mylex Corporation is a leading producer of RAID technology and network management products. Mylex produces high performance disk array (RAID) controllers, and complementary computer products for network servers, mass storage systems and workstations. Through its wide range of RAID controllers and its line of Ultra-SCSI host adapter products, Mylex provides enabling intelligent I/O technologies that increase network management control, enhance CPU utilization, optimize I/O performance, and ensure data security and availability. Products are sold globally through a network of OEMs, major distributors, VARs and system integrators. More than twenty leading network file server and storage subsystem OEMs, including Siemens, Fujitsu, and NEC, have designed Mylex RAID controllers into their server and storage subsystem products. The Company is incorporated in the State of Delaware and has its principal offices in Fremont, California.

In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 97% of the Company's net sales during the first three months of 1999.

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

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a substantial majority of its RAID controller product sales in the first three months of 1999. The Company believes that its proprietary software and firmware, as well as its large installed base of RAID units, are key competitive advantages in the RAID controller market.

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

As of March 27, 1999, the Company had approximately 315 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999 the Company financed its operations primarily from cash balances and cash generated from operations.

At March 27, 1999, the Company's working capital increased to $72.8 million from $70.2 million at December 26, 1998. This increase in working capital was due to a increase in current assets of $4.1 million with an offsetting increase in current liabilities of $1.5 million. Increases in current assets of $4.1 million resulted from an increase in net inventories of $4.5 million, a $1.6 million increase in accounts receivable and a $1.6 million increase in prepaid expense and other current assets offset by a $3.6 million decrease in combined cash and short term investments. The net increase in inventories resulted primarily from a delay in the expected sale of a material portion of the Company's inventory to its turnkey manufacturer and a delay in shipping orders received in the last week of the quarter for which parts had been purchased. The increase in accounts receivable was the result of shipping a larger amount of the first quarter's sales in the latter part of the last month of the quarter than was the case in the fourth quarter of 1998. Prepaid expenses and other current assets increased due to an increase in outstanding receivables from a non-revenue generating transfer of inventory to the Company's turnkey manufacturer. Current liabilities increased by a net $1.5 million. The increase in accounts payable of $5.7 million was attributed to the Company's sales, and accordingly its material purchases, being weighted more heavily towards the latter part of the quarter and to the change in the Company's procurement strategy that results in delayed invoicing of material through the Company's turnkey manufacturer. This increase in accounts payable was offset by a decrease of $4.2 million in accrued liabilities, resulting from the fulfillment of the $4.2 million obligation related to a legal settlement that the Company negotiated with its former CEO in January 1999.

The Company's agreement with Comerica Bank for a $20 million unsecured revolving line of credit will expire in June 1999. Borrowings under the line of credit bear interest at either Comerica Bank's base rate, or the Eurodollar or Libor option rate plus 1 3/4%, at the election of the Company at the time of each advance. The agreement contains covenants that relate to profitability, maintenance of specific financial ratios and limits on additional indebtedness without the prior consent of Comerica Bank. The Company has obtained a waiver from the bank, with respect to its profitability covenant, related to its results of operation for the quarter ended March 27, 1999. At that date, the Company had no amounts outstanding under the line. Although no assurances can be given, the Company expects that the line of credit will be extended for an additional year.

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

The Company has been engaged in a stock repurchase program pursuant to which it has purchased by March 27, 1999, for $12.0 million, 1,400,400 shares of the Company's Common Stock. Management's decision to repurchase shares in the future will be based on the Company's cash needs and market conditions from time to time.

RESULTS OF OPERATIONS

SALES AND GROSS PROFITS. The Company's net sales for the three months ended March 27, 1999, totaled $36.3 million, compared to $28.3 million for the corresponding period of fiscal year 1998, an increase of approximately 28%. This increase in sales was primarily due to increases in sales of the Company's newer products, DAC960PG, a custom product for HP, AcceleRAID 250, eXtremeRAID 1100 and DAC960SX, which amounted to $7.7 million, $3.8 million, $3.7 million, $3.5 million and $3.0 million, respectively, in the first quarter of 1999. These increases were offset by a decline, from quarter to quarter, in the Company's older PCI products and host bus adapters of $15.9 million.

Gross profit for the three months ended March 27, 1999, was $11.8 million, or 33% of net sales, compared to $9.7 million, or 34% of net sales for the same period in 1998. The sales in the first quarter of 1999 were subject to royalty payments under the EMC royalty agreement, which became effective at the end of December 1998. The royalties payable under this agreement had an adverse effect on the Company's gross margins in the first quarter of 1999, as compared to the same period a year ago.

The Company's largest customer during the first quarter of 1999 was Fujitsu, which accounted for $5.9 million, or 16%, of the Company's net sales during that period. The Company's next four largest customers during the quarter were Hewlett Packard, Octel, which each accounted for $3.8 million, or 11%, of net sales, and Siemens and Compaq which accounted for $3.4 million, or 9%, of net sales and $2.9 million, or 8%, of net sales, respectively. Due to Compaq's acquisition of DEC in February 1998, there has been product consolidation between the two companies that has had an impact on the Company's revenues from the combined companies. Consequently, the sales to Compaq in the first quarter of 1999 declined by 69%, when compared to the same period one year ago. The product sales in the first quarter of 1999 to Hewlett Packard were of a RAID controller, designed by the Company, specifically for Hewlett Packard. Due to the custom nature of the Hewlett Packard RAID controller, there can be no assurance that the Company will continue to sell this product in the future at the same level of sales in the first quarter of 1999. As a result, sales to the Company's OEM customers as a group, and to any individual OEM customer, in any particular period cannot be relied upon as an indicator of the level of future sales to that group or that customer.

While the Company has in place OEM agreements with some of the Company's largest customers that define the terms of the Company's sales and support services, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

The Company's backlog as of March 27, 1999, totaled $14.7 million, as compared to $11.5 million as of the end of the first quarter in 1998. The increase in the backlog is primarily attributable to increased orders placed by the Company's larger customers.

Because almost all of the orders for the Company's products may be canceled prior to shipment and its customers have the right to change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net sales for any succeeding period. Of the $14.7 million backlog at March 27, 1999, all but a small percentage of the orders making up that backlog would have been scheduled for delivery within the three months ending June 26, 1999, unless the orders were canceled or rescheduled by the respective customer.

YEAR 2000

Many computers, software and other control devices utilizing microprocessors use only two digits to identify the year in a date field. As the year 2000 approaches, a critical technology issue has emerged for all organizations, including the Company, with respect to the ability of computer hardware and software systems, including application software and operating systems, and embedded systems to accurately process date-based transactions for the year 2000 and thereafter.

During 1998, the Company compiled a list of the critical information technology related computer software and hardware systems and software tools it uses to monitor its business. It then engaged in a review, completed during the fourth quarter of 1998, of such systems and tools to determine whether they can process such transactions (i.e. they are "year 2000 compliant"). As a result of such review, the Company has modified many of its critical application software programs.

In the second quarter of 1998, the Company initiated the implementation of Enterprise Resource Planning (ERP) software to replace its core management information systems that support manufacturing, sales, customer service and finance and accounting. The Company has obtained the assurances of the providers of such ERP software that it is year 2000 compliant. The Company expects to complete the implementation of the ERP software during the second quarter of 1999. The ERP software was implemented to enable the Company to enhance its business processes and to more rapidly report information and not because of year 2000 compliance issues.

The Company presently expects to complete, by September 30, 1999, remediation efforts, including substantial testing, validation and implementation (through a combination of upgrades, custom modifications and replacements), of all of the information technology software, systems and tools it uses to monitor its business. As appropriate, the Company will also attempt to obtain written certification from each of the providers of such systems and tools to the effect that such systems and tools are year 2000 compliant. Based upon its review to date, the Company does not currently believe any year 2000 compliance issues with respect to such software, systems or tools will materially adversely affect the Company or its operations.

The Company has completed its review and development of remediation plans related to its critical non-information technology related systems, and expects to complete any necessary remediation efforts for those systems by June 30, 1999.

The Company's RAID and host bus adapter products do not contain specific calendar year functions. However, the Company has, in recent months, provided warranties to many of its customers that its present products are year 2000 compliant.

During the first quarter of 1999, the Company tested and analyzed certain of its present products for year 2000 compliance. As a result of that testing and analysis, the Company has verified that it does not expect to encounter year 2000 compliance issues with those products. If, for any reason, any of the Company's present products or old products (which have not been tested) are found not to be year 2000 compliant, the Company may be exposed to damages or other claims that could have a material adverse effect on the Company. However, although no assurances can be given, because the Company's RAID and host adapter products, both present and past, do not contain specific calendar year functions, and its motherboard products, last sold in 1996, are no longer under warranty, the Company does not presently believe that any such claims are likely to be made or, if made, to be successful.

The Company is currently assessing year 2000 compliance issues with respect to major customers and suppliers and other essential service providers. In the first quarter of 1999, the Company received detailed year 2000 readiness feedback from its primary manufacturer. During the second quarter of 1999, the Company expects to send to its significant customers, suppliers and service providers a questionnaire seeking information about the year 2000 compliance status of those third parties. During the same quarter, the Company will begin the testing and validation phase with those third party suppliers and service providers it has identified as essential. Additionally, during July 1999, the Company and an outside consultant will conduct a year 2000 compliance review of its principal and most critical supplier. The Company expects to complete these third party review processes by September 30, 1999. However, there can be no assurance that the software or systems of third parties on which the Company relies will be year 2000 compliant or that it will be able to obtain the information from such third parties necessary for it to determine whether it may be materially adversely affected by any such software or systems.

Management believes that the most reasonably likely worst case scenario related to year 2000 compliance that the Company may experience would be a delay or inability to procure components from suppliers or an interruption of orders from key customers due to their failure to successfully remediate year 2000 related issues. Such scenarios, if they were to develop, could materially adversely affect the Company and its operations. The Company does not yet have in place contingency plans to respond to any such scenario. The Company has identified general contingency plans, such as replacement of suppliers, stockpiling of critical components and the purchase of generators. Upon completing its review of third party year 2000 compliance issues, presently scheduled for September 30, 1999, it intends to develop and implement, by December 1999, any necessary contingency plans.

The Company does not consider the cost of implementing its ERP systems software to be a cost related to year 2000 compliance because the project was initiated independently of the year 2000 issue and was not accelerated in order to achieve year

2000 compliance. The total cost to the Company of year 2000 compliance has not been, and is not anticipated to be, material to its financial position or results of operations. To date, costs to the Company of year 2000 compliance have consisted primarily of internal labor and payments to consultants. Future costs related to the year 2000 compliance issue will consist of internal labor, payments to consultants, and, as necessary, software and hardware upgrades.

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

Mylex disk array controllers DAC960PG, DAC960PJ, and DAC960PU provide high performance, fault tolerant data storage solutions for the PCI bus platforms. The eXtremeRAID 1100 high performance controller is the Company's first product based on the Strong Arm, a 64-bit RISC processor. In addition, the Company has recently introduced a new family of high performance, cost effective RAID controllers called the AcceleRAID 150, 200 and 250. These controllers are for the entry level and mid range server applications. The Mylex external disk array controllers, DAC960FF, DAC960FL, DAC960SF and DAC960SX, bring the performance of RAID technology, which can operate in dual active mode, to virtually any hardware platform without requiring special host software. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems. There can be no assurance that the Company will be able to continue to design products that are compatible with the commonly used operating systems found in the server environment in the future.

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

Host Bus Adapters

The Company's host adapter products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and be used in a multi-tasking configuration. In comparison to the comparable 1998 period, the Company's sales of HBA's were significantly reduced, primarily as a result of the distribution channels experiencing weakened product sales.

Product Risks

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and relatively short product life cycles. The Company's ability to compete successfully will depend on its ability, on a timely and cost-effective basis, to enhance its existing products and to introduce new products, such as new high performance and low cost PCI and external disk array controllers, with features that meet changing customer requirements and with competitive prices. There can be no assurance that the Company will be successful in doing so. Delays in product enhancement and development or the failure of the Company's new products or enhancements to gain or sustain market acceptance could have a material adverse effect on the Company's business and operating results.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended March 27, 1999, totaled $4.4 million, a decrease of $370 thousand, or 8%, from the corresponding period in 1998. Sales and marketing expenses represented 12% of net sales for the three months ended March 27, 1999, as compared to 17% in the comparable 1998 quarter. This decrease in sales and marketing expenses resulted primarily from reduced expenses related to decreases in sales and marketing headcount.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended March 27, 1999, totaled $5.4 million, a decrease of 12% from the $6.1 million incurred during the corresponding period in 1998. Research and development expenses represented 15% of net sales for the three months ended March 27, 1999, as compared to 22% in the comparable quarter of 1998. Research and development expenses decreased during the first quarter of 1999 due primarily to the closure of the Company's NP&L-TM- division in July of 1998. The Company continued its investment in research and development activities during the first quarter of 1999 in an effort to implement its strategy of maintaining leadership in the RAID market. However, no assurance can be given that such leadership will be maintained or that the Company will be able to introduce new product offerings on a timely basis.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended March 27, 1999, totaled $2.8 million, an increase of $630 thousand from the corresponding period of 1998. The increase in expenses was primarily due to higher compensation, higher legal costs related to the litigation against the Company's former CEO, which was settled in the first quarter of 1999. General and administrative expenses were 8% of net sales for the three months ended March 27, 1999, the percentage for the period one year ago.

INCOME TAXES AND INTEREST EXPENSES

The Company's effective tax rate for the first quarter of 1999 was 37%, the same rate as the first quarter of 1998. The Company recorded interest expense of $32 thousand primarily related to royalty payments.

SAFE-HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
This Form 10-Q contains forward-looking information with respect to plans, projections or future performance of the Company, the occurrence of which involve certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, changes in customer order patterns, particularly those resulting from fluctuations in actual or projected server shipments; demand and competition for the Company's existing and new products, particularly its RAID controller and SCSI host adapter products; component availability; the mix of product sold; pricing pressures; the ability of the Company to ship ordered product in a timely manner; business conditions and growth in the computer industry and general economy; instability in foreign economies; the capability of the Company to meet the rapidly changing needs of its markets through timely product enhancements or new product introductions; the risk of inventory obsolescence due to shifts in market demand or other causes; the risk of a Company product being incompatible with new products of other companies; unanticipated costs and risks of litigation; the risk of utilizing a sole source, third party manufacturer; the risk that any of its systems or products, or vendors, suppliers or customers, may not be Year 2000 compliant; and other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, specifically its 10-K filing for the period ended December 26, 1998. These forward-looking statements speak only as of the date hereof, and the Company disclaims any intent or obligation to update such statements.

ITEM 1.  LEGAL PROCEEDINGS

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

The Company expects to incur substantial legal expenses with respect to the Pioneer suit and other litigation matters in which it is involved. Those expenses may fluctuate from quarter to quarter and are likely to increase in the quarters immediately prior to and during any trial.

In addition to the matter discussed above, the Company is a party to routine suits and claims arising in the ordinary course of its business which the Company does not believe will have a material adverse effect on its business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 11th day of May 1999.

                               MYLEX CORPORATION


                               By /s/ Colleen Gray
                                  ---------------------------------------
                                  Colleen Gray
                                  Vice President of Finance and
                                  Chief Financial Officer