Form 10-Q
period 1999-06-26
MYLEX CORP
filed 1999-08-10
CIK 731619

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly Period ended JUNE 26, 1999 or


[] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to
         ___________.

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

                                 Yes _X_   No___

APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK, $.01 PAR VALUE                         19,719,918 SHARES
  ----------------------------                   ----------------------------
             Class                               Outstanding at June 26, 1999

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements
                         MYLEX CORPORATION
                          BALANCE SHEETS
                             UNAUDITED
                            (in $000's)

                                                                                       JUN 26                   DEC 26
                                                                                        1999                     1998
                                                                                 --------------------    ---------------------
ASSETS
Current Assets:
      Cash and Equivalents                                                                   $ 3,836                  $ 8,260
      Short-Term Investments                                                                  26,340                   34,739
      Accounts Receivable, Net                                                                21,293                   20,124
      Inventories                                                                             24,504                   19,240
      Prepaid Expenses & Other Current Assets                                                 15,462                   15,924
                                                                                 --------------------    ---------------------

Total Current Assets                                                                          91,435                   98,287

Property, Plant and Equipment, net                                                            13,611                   10,837

Others Assets, Net                                                                             1,211                    1,247
                                                                                 --------------------    ---------------------

Total Assets                                                                               $ 106,257                $ 110,371
                                                                                 ====================    =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts Payable                                                                      $ 16,418                 $ 13,809
      Accrued Liabilities                                                                      7,430                   14,318
                                                                                 --------------------    ---------------------

Total Current Liabilities                                                                     23,848                   28,127

Stockholders' Equity:
      Common Stock                                                                               215                      212
      Additional Paid-In Capital                                                              57,589                   55,350
      Notes Receivable from Stockholders                                                        (888)                    (895)
      Retained Earnings                                                                       25,493                   27,577
                                                                                 --------------------    ---------------------

Total Stockholders' Equity                                                                    82,409                   82,244
                                                                                 --------------------    ---------------------

Total Liabilities and Stockholders' Equity                                                 $ 106,257                $ 110,371
                                                                                 ====================    =====================

NOTE: CERTAIN AMOUNTS AS OF DECEMBER 26, 1998, HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR'S PRESENTATION. SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                MYLEX CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS, THREE MONTHS ENDED
                                   UNAUDITED
                      (IN $000'S, EXCEPT FOR PER SHARE DATA)

                                                                                     JUN 26                  JUN 27
                                                                                      1999                    1998
                                                                               --------------------   ----------------------
NET SALES                                                                                 $ 34,449                 $ 32,130
COST OF SALES                                                                               25,685                   20,889
                                                                               --------------------   ----------------------

      GROSS PROFIT                                                                           8,764                   11,241

OPERATING EXPENSES:
      SELLING AND MARKETING                                                                  3,999                    5,327
      RESEARCH AND DEVELOPMENT                                                               5,401                    6,809
      GENERAL AND ADMINISTRATION                                                             2,561                    2,889
                                                                               --------------------   ----------------------

          TOTAL OPERATING EXPENSES                                                          11,961                   15,025
                                                                               --------------------   ----------------------

OPERATING LOSS                                                                              (3,197)                  (3,784)

OTHER INCOME, NET                                                                              327                      524
                                                                               --------------------   ----------------------

LOSS BEFORE TAXES                                                                           (2,870)                  (3,260)

INCOME TAX BENEFIT                                                                          (1,062)                  (1,206)
                                                                               --------------------   ----------------------

          NET LOSS                                                                        $ (1,808)                $ (2,054)
                                                                               ====================   ======================

LOSS PER COMMON SHARE:

      BASIC                                                                               $  (0.09)                $  (0.10)
      DILUTED                                                                             $  (0.09)                $  (0.10)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

      BASIC                                                                                 19,788                   20,005
      DILUTED                                                                               19,788                   20,005

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               MYLEX CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS, SIX MONTHS ENDED
                                   UNAUDITED
                    (IN $000'S, EXCEPT FOR PER SHARE DATA)

                                                                                     JUN 26                  JUN 27
                                                                                      1999                    1998
                                                                              ---------------------   ----------------------
NET SALES                                                                                 $ 70,739                 $ 60,478
COST OF SALES                                                                               50,168                   39,548
                                                                              ---------------------   ----------------------

      GROSS PROFIT                                                                          20,571                   20,930

OPERATING EXPENSES:
      SELLING AND MARKETING                                                                  8,411                   10,110
      RESEARCH AND DEVELOPMENT                                                              10,754                   12,895
      GENERAL AND ADMINISTRATION                                                             5,371                    5,069
                                                                              ---------------------   ----------------------

          TOTAL OPERATING EXPENSES                                                          24,536                   28,074
                                                                              ---------------------   ----------------------

OPERATING LOSS                                                                              (3,965)                  (7,144)

OTHER INCOME, NET                                                                              657                      743
                                                                              ---------------------   ----------------------

LOSS BEFORE TAXES                                                                           (3,308)                  (6,401)

INCOME TAX BENEFIT                                                                          (1,224)                  (2,368)
                                                                              ---------------------   ----------------------

          NET LOSS                                                                        $ (2,084)                $ (4,033)
                                                                              =====================   ======================

LOSS PER COMMON SHARE:

      BASIC                                                                               $  (0.10)                $  (0.20)
      DILUTED                                                                             $  (0.10)                $  (0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

      BASIC                                                                                 19,858                   20,095
      DILUTED                                                                               19,858                   20,095

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               MYLEX CORPORATION
            CONSOLIDATED STATEMENT OF CASH FLOWS, SIX MONTHS ENDED
                                   UNAUDITED
                                  (IN $000'S)

                                                                                       JUN 26                   JUN 27
                                                                                        1999                     1998
                                                                                ----------------------   ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      NET LOSS                                                                               $ (2,084)                $ (4,033)
      DEPRECIATION AND AMORTIZATION                                                             1,269                    1,935
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
          ACCOUNTS RECEIVABLE, NET                                                             (1,169)                  (2,329)
          INVENTORIES                                                                          (5,264)                     966
          PREPAID EXPENSES AND
             OTHER CURRENT ASSETS                                                                 462                    2,568
          ACCOUNTS PAYABLE                                                                      2,609                    2,391
          ACCRUED LIABILITIES                                                                  (4,483)                  (1,502)
                                                                                ----------------------   ----------------------

NET CASH USED IN OPERATING ACTIVITIES                                                        $ (8,660)                $     (4)

CASH FLOWS FROM INVESTING ACTIVITIES:
      CAPITAL EXPENDITURES                                                                     (4,041)                  (1,426)
      MATURITIES OF SHORT-TERM INVESTMENTS                                                     26,680                   35,420
      PURCHASE OF SHORT-TERM MARKETABLE INVESTMENTS                                           (18,283)                 (47,983)
      DECREASE(INCREASE) IN OTHER ASSETS                                                           36                       19
                                                                                ----------------------   ----------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                          $  4,392                 $(13,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
      PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                                   1,505                      315
      PROCEEDS FROM PURCHASES UNDER THE
          EMPLOYEE STOCK PURCHASE PLAN                                                            485                      523
      TREASURY STOCK                                                                           (2,153)                  (3,872)
      NOTES RECEIVABLE FROM STOCKHOLDERS                                                          -                       (148)
      REPAYMENT OF NOTES RECEIVABLE FROM STOCKHOLDERS                                               7                      -
                                                                                ----------------------   ----------------------

NET CASH USED IN FINANCING ACTIVITIES                                                        $   (156)                $ (3,182)
                                                                                ----------------------   ----------------------

NET DECREASE IN CASH AND EQUIVALENTS                                                         $ (4,424)                $(17,156)

CASH AND CASH EQUIVALENTS:  AT BEGINNING OF PERIOD                                           $  8,260                 $ 21,521
                                                                                ======================   ======================

CASH AND CASH EQUIVALENTS:  AT END OF PERIOD                                                 $  3,836                 $  4,365
                                                                                ======================   ======================

NON-CASH FINANCING AND INVESTING ACTIVITIES:
     STOCK WARRANTS ISSUED                                                                   $  2,177                 $    -
      TAX BENEFIT RELATED TO DISQUALIFYING DISPOSITION
          OF STOCK OPTIONS                                                                   $    228                 $     91
      COMMON STOCK ISSUED FOR NOTES RECEIVABLE FROM
          STOCKHOLDERS                                                                       $    -                   $    144

CASH PAID DURING THE PERIOD:
      CASH PAID FOR INTEREST                                                                 $    -                   $    -
      CASH PAID FOR INCOME TAXES                                                             $    -                   $     10

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

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements incorporated by reference in the Company's Form 10-K for the year ended December 26, 1998. The results of operations for the three and six months ended June 26, 1999, are not necessarily indicative of the operating results for the full year.

         EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is based on the weighted average common and, when dilutive, potential common shares outstanding during each period, using the treasury stock method. Potential common shares consist of dilutive shares issuable upon the exercise of stock options and warrants. For the three and six months ended June 26, 1999 and June 27, 1998, the weighted average common shares outstanding was used in the computation of both basic and diluted loss per share since the effect of potential common shares was antidilutive. At June 26, 1999 and June 27, 1998, potential common shares consisted of options and warrants to acquire 5,152,685 and 4,214,985 shares of common stock with weighted-average exercise prices of $7.82 and $9.24, respectively.

NOTE B.           INVENTORIES (in $000's)

                           June 26,             December 26,
                             1999                   1998
                        -------------        ------------------
Raw Material                 $ 5,812                   $ 7,535
Work-in-process                  578                     3,903
Finished Goods                18,114                     7,802

                        -------------        ------------------
Total                        $24,504                   $19,240

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

NOTE D.    NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for based on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with early adoption encouraged. The Company is presently analyzing this statement and the impact, if any, on the Company's financial statements.

NOTE E.    ACQUISITION OF COMPANY

On July 27, 1999, the Company entered into an agreement with IBM Corporation ("IBM") pursuant to which IBM would acquire all of the outstanding shares of the Company at a purchase price of $12 per share. Upon completion of the acquisition, which is subject to regulatory approval and approval of the Company's stockholders, the Company would become a wholly-owned subsidiary of IBM. It is presently expected that the acquisition will be consummated in October 1999.


NOTE F.    SEGMENT INFORMATION

The Company has one operating segment, mass storage system.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS

Mylex Corporation is a leading producer of RAID technology and network management products. Mylex produces high performance disk array (RAID) controllers, and complementary computer products for network servers, mass storage systems and workstations. Through its wide range of RAID controllers and its line of Ultra-SCSI host adapter products, Mylex provides enabling intelligent I/O technologies that increase network management control, enhance CPU utilization, optimize I/O performance, and ensure data security and availability. Products are sold globally through a network of OEMs, major distributors, VARs and system integrators. More than twenty leading network file server and storage subsystem OEMs, including Compaq, NEC and Siemens, have designed Mylex RAID controllers into their server and storage subsystem products. The Company is incorporated in the State of Delaware, and has its principal offices in Fremont, California.

In 1992, the Company introduced its first RAID controller product into the personal computer network market. Sales of RAID controller products have grown rapidly since 1992, and represented 97% of the Company's net sales during the first six months of 1999.

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

Mylex RAID controllers enable increased speed, greater capacity, and a high degree of fault tolerance in network storage and I/O functions. RAID, which stands for redundant array of independent disks, is a method for distributing data across several disk drives and allowing the server microprocessor to access those drives simultaneously, thus increasing system storage I/O performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure. Mylex controllers support all major operating systems and bus types, and the Company endeavors to rapidly develop products for new bus, operating system, and platform standards as they are defined. RAID controller products based on the PCI bus standard represented a substantial majority of its disk array product sales in the first six months of 1999. The Company believes that its proprietary software and firmware, as well as its large installed base of RAID units, are key competitive advantages in the RAID segment of the controller market.

In addition to PCI RAID controllers, the Company offers external RAID controllers, including a fibre version, and host bus adapters. Both the external RAID controllers and HBA products are highly suited to applications that demand high data throughput and low CPU utilization. Consequently, the Company has moved beyond the PCI market space, allowing an offering of product solutions for desktop PC's to large networked systems.

As of June 26, 1999, the Company had approximately 320 employees. None of the employees are represented by a labor union or employed under any collective bargaining agreement.

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of 1999 the Company financed its operations primarily from cash balances.

At June 26, 1999, the Company's working capital decreased to $67.6 million from $70.2 million at December 26, 1998. This decrease in working capital was due to a decrease in current assets of $6.9 million offset by a smaller decrease in current liabilities of $4.3 million. Decreases in current assets resulted primarily from a net reduction in combined cash and short-term marketable investments of $12.8 million offset by increases of $5.3 million in net inventories and $1.2 million in accounts receivable. Beside the increases in net inventories and account receivables, both increases utilizing cash and short-term investments assets, the Company purchased $4.0 million in capital expenditures. These capital expenditures are primarily related to the Company's purchase and implementation of an Enterprise Resource Planning (ERP) System, which was turned-on in the second quarter of 1999. The increase in net inventories was the result of an increase in finished goods inventory, attributable to lower than expected sales in the second quarter of 1999 due principally to delayed OEM qualification of the Company's newer products, in particular the extremeRAID 1100 and the DACFL. The increase in accounts receivable was due to a high percentage of the second quarter's sales occurring in the last month of the quarter, as compared to the last quarter of 1998. Current liabilities decreased by a net $4.3 million. The increase in accounts payable of $2.6 million was attributed to the Company's material purchases, being weighted more heavily towards the latter part of the quarter and to the change in the Company's procurement strategy that results in delayed invoicing of material through the Company's turnkey manufacturer. This increase in accounts payable was offset by a decrease of $6.9 million in accrued liabilities, resulting from the fulfillment of the $4.2 million obligation related to a legal settlement that the Company negotiated with its former CEO in January 1999 and the accrued tax benefit, which offset tax liabilities, resulting from the Company's losses-to-date.

The Company's agreement with Comerica Bank for a $20 million unsecured revolving line of credit has been extended for another year, now expiring in June 2000. Borrowings under the line of credit bear interest at either Comerica Bank's base rate, or the Eurodollar or Libor option rate plus 1 3/4%, at the election of the Company at the time of each advance. The agreement contains covenants that relate to profitability, maintenance of specific financial ratios and limits on additional indebtedness without the prior consent of Comerica Bank. The Company has obtained a waiver from the bank, with respect to its profitability covenant, related to its results of operations for the quarter ended June 26, 1999.

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

The Company has been engaged in a stock repurchase program pursuant to which it has purchased to date, for $14.2 million, 1,810,400 shares of the Company's Common Stock. Management's decision as to whether to repurchase shares in the future will be based on the Company's cash needs, the price of the Company's stock and market conditions from time to time.

RESULTS OF OPERATIONS

SALES AND GROSS PROFITS. The Company's net sales for the three months ended June 26, 1999, totaled $34.4 million, compared to $32.1 million for the corresponding period of fiscal year 1998, an increase of approximately 7%. This increase in sales was primarily due to increases in sales of the Company's newer products, ExtremeRAID 1100, AcceleRaid250, AcceleRaid150 and DACFF, which amounted to $6.4 million, $5.4 million, $1.8 million and $1.1 million, respectively, or $14.7 million in the aggregate. These increases were offset by a decline in sales of the Company's older PCI RAID products, a combined $13.9 million reduction, as compared to the second quarter of 1998.

For the six month period ending June 26, 1999, the Company's net sales were $70.7 million, compared to $60.5 million for the first two quarters of 1998. The sales increase was attributable to higher external RAID sales, in particular the DACSX and a custom external RAID product designed for Hewlett Packard (HP). The DACSX and custom HP product sales were $6.6 million and $4.3 million, respectively.

Gross profit for the three months ended June 26, 1999, was $8.8 million or 25% of net sales, compared to $11.2 million, or 35% of net sales, for the same period in 1998, representing a 22% decrease of $2.4 million. The erosion in the gross profit was primarily attributable to a higher percentage of low margin RAID product making up the second quarter's sales mix and the Company's sales being subject to royalty payments under the EMC royalty agreement, which became effective at the end of December 1998.

The Company's largest customer during the second quarter of 1999 was Siemens, which accounted for $5.8 million, or 17%, of the Company's net sales during that period. The Company's second and third largest customers during the quarter were NEC and Compaq, which accounted for $4.0 million, or 12%, of net sales and $3.5 million, or 10%, of net sales, respectively.

For the first two quarters of 1999, Siemens was the Company's largest customer with $9.2 million, or 13%, of the Company's net sales. The Company's next three largest customers during the first half of 1999 were Fujitsu, NEC and Compaq, which accounted for $8.0 million, or 11%, $6.8 million, or 10%, and $6.5 million, or 9%, of net sales, respectively.

While the Company has in place OEM agreements with some of the Company's largest customers that define the terms of the Company's sales and support services, these agreements do not include specific quantity commitments. The Company sells products to its customers on a purchase order basis. As a result, historical sales cannot be relied upon as an accurate indicator of future sales.

The Company's backlog as of June 26, 1999, totaled $10.0 million, as compared to $14.9 million at the end of the second quarter in 1998. The decrease in the backlog is primarily attributable to reduction in orders from the Company's larger customers.

Because almost all of the orders for the Company's products may be canceled prior to shipment and its customers have the right to change delivery schedules, the Company believes that backlog as of any particular date may not be indicative of actual net sales for any succeeding period. Of the $10.0 million backlog at June 26, 1999, all but a small percentage of the orders making up that backlog would have been scheduled for delivery within the three months ending September 25, 1999, unless the orders were canceled or rescheduled by the respective customer.

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

In the second quarter of 1998, the Company initiated the implementation of Enterprise Resource Planning (ERP) software to replace its core management information systems that support manufacturing, sales, customer service and finance and accounting. The Company has obtained the assurances of the providers of such ERP software that it is year 2000 compliant. The Company completed the implementation of the ERP software during the second quarter of 1999. The ERP software was implemented to enable the Company to enhance its business processes and to more rapidly report information and not because of year 2000 compliance issues.

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

The Company has completed its review and development of remediation plans related to its critical non-information technology related systems, and expects to complete any necessary remediation efforts for those systems by September 30, 1999.

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

The Company is currently assessing year 2000 compliance issues with respect to major customers and suppliers and other essential service providers. In the first quarter of 1999, the Company received detailed year 2000 readiness feedback from its primary manufacturer. During the second quarter of 1999, the Company began to send to its significant customers, suppliers and service providers a questionnaire seeking information about the year 2000 compliance status of those third parties. During the same quarter, the Company began the testing and validation phase with those third party suppliers and service providers it has identified as essential. Additionally, during July 1999, the Company and an outside consultant conducted a year 2000 compliance review of its principal and most critical supplier. The Company expects to complete these third party review processes by September 30, 1999. However, there can be no assurance that the software or systems of third parties on which the Company relies will be year 2000 compliant or that it will be able to obtain the information from such third parties necessary for it to determine whether it may be materially adversely affected by any such software or systems.

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

PRODUCTS

During the last half of 1993, the Company shifted its principal activity from the supply of system board products to the manufacture of I/O devices and storage management enhancing computer peripheral products. Additionally, the acquisition of BusLogic in early 1996 allowed the Company to broaden its product offering with a complementary line of host bus adapters. Mylex designs its products to provide solutions for all popular operating systems, including Novell Netware, Windows NT, SCO UNIX, Solaris and Unixware. Mylex products also work with all popular hardware platforms. These include personal computer platforms that use PCI architecture and workstation platforms, including Sun Microsystems, Silicon Graphics and IBM RS-6000 workstations that use the Company's SCSI-to-SCSI products.

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

Mylex disk array controllers DAC960PG, DAC960PJ, and DAC960PU provide high performance, fault tolerant data storage solutions for the PCI bus platforms. The eXtremeRAID 1100 high performance controller is the Company's first product based on the Strong Arm, a 64-bit RISC processor. In addition, the Company has recently introduced a new family of high performance, cost effective RAID controllers called the AcceleRAID 150, 200 and 250. These controllers are for the entry level and mid range server applications. The Mylex external disk array controllers, DAC960FF, DAC960FL and DAC960SX, bring the performance of RAID technology, which can operate in dual active mode, to virtually any hardware platform without requiring special host software. These external RAID controllers were designed with versatile interfaces, fibre-to-fibre, fibre-to-SCSI and SCSI-to-SCSI. The Mylex disk array products are designed for both internal and external storage options and are compatible with most commonly used operating systems. There can be no assurance that the Company will be able to continue to design products that are compatible with the commonly used operating systems found in the server environments of the future.

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

Host Bus Adapters

The Company's host adapter products are ideal for data intensive LAN servers, desktop publishing workstations and multimedia applications where efficient I/O is essential. The HBA will support up to 15 SCSI devices that include disk, tape, floppy, CD-ROM and optical drives and scanners. These devices can either be internal or external to the system and be used in a multi-tasking configuration. During the second quarter of 1999, the Company's sales of HBA's were reduced from those in the second quarter of 1998, primarily as a result of the distribution channels experiencing weakened product sales.

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

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended June 26, 1999, totaled $4.0 million, a decrease of $1.3 million or 25% from the corresponding period in 1998. Sales and marketing expenses represented 12% of net sales for the three months ended June 26, 1999, or 5% less than the comparable period in 1998. This differential in sales and marketing expenses resulted primarily from expense reductions related to a Company initiated decrease in sales and marketing headcount, and the resulting decrease in compensation expense, and to decreased advertising and trade show related activities.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended June 26, 1999, totaled $5.4 million, a decrease of $1.4 million, or 21%, from the $6.8 million incurred during the corresponding period in 1998. Research and development expenses represented 16% of net sales for the three months ended June 26, 1999, as compared to 21% in the comparable 1998 quarter. Research and development expenses decreased between the two quarters, due primarily to the closure of the Company's NP&L-TM- division in July 1998. R&D expenditures relating to NP&L-TM- were approximately $1.5 million in the second quarter of 1998. The Company continued its investment in research and development activities during the second quarter of 1999 in an effort to implement its strategies of maintaining leadership in the RAID segment of the market. However, no assurance can be given that such leadership will be maintained or that the Company will be able to introduce its new product offerings on a timely basis.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 26, 1999, totaled $2.6 million, a decrease of $328 thousand, or 11%, from the corresponding period of 1998. The decrease in expenses was primarily due to lower consulting expenses, related to the selection of the ERP system, and the timing of the Company's annual report and proxy expense, which were required to be accrued one quarter earlier than in 1998. General and administrative expenses were 7% of net sales for the three months ended June 26, 1999, as compared to 9% of net sales for the second quarter of 1998.

INCOME TAXES AND INTEREST EXPENSES

The Company's effective tax rate for the second quarter of 1999 was 37%, the same rate as the second quarter of 1998.

SAFE-HARBOR STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
This Form 10-Q contains forward-looking information with respect to plans, projections or future performance of the company, the occurrence of which involve certain risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties include, without limitation, changes in customer order patterns, particularly those resulting from fluctuations in actual or projected server shipments; demand and competition for the company's existing and new products, particularly its RAID controller and SCSI host adapter products; delays in customer qualification of new products; inability of vendors to timely design and provide custom components for the company's products; ability of the company to improve its operations processes; component availability; the mix of product sold; pricing pressures; the ability of the company to ship ordered product in a timely manner; business conditions and growth in the computer industry and general economy; instability in foreign economies; the capability of the company to meet the rapidly changing needs of its markets through timely product enhancements or new product introductions; the risk of inventory obsolescence due to shifts in market demand or other causes; the risk of a company product being incompatible with new products of other companies; unanticipated costs and risks of litigation; the risk of utilizing a sole source, third party manufacturer; the risk that any of its systems or products, or vendors, suppliers or customers, may not be Year 2000 compliant; and other risks and uncertainties detailed in the company's filings with the Securities and Exchange Commission, including, without limitation, its 10-K filing for the period ended December 26, 1998 and its 10-Q filing for the period ended March 27, 1999. These forward-looking statements speak only as of the date hereof, and the company disclaims any intent or obligation to update such statements.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 1998, a complaint against the Company, for breach of contract and open book account, was filed in the Superior Court of the State of California for the County of Santa Clara by Pioneer-Standard of Maryland, Inc. Pioneer alleges the breach of a purchase agreement for failure of the Company to repurchase excess inventory at the conclusion of the contract. Pioneer's complaint sought damages in the sum of approximately $1,150,000, plus interest. Recent submissions by Pioneer, however, suggest that it has reduced its damages claim to approximately $964,000, plus interest. In August 1998, the Court denied Pioneer's motion for a writ of attachment. The Company has filed an answer denying Pioneer's claims and has filed a cross-complaint alleging overcharging by Pioneer. The case currently is in the discovery phase.

The Company expects to incur substantial legal expenses with respect to the Pioneer suit and other litigation matters in which it is involved. Those expenses may fluctuate from quarter to quarter and are likely to increase in the quarters immediately prior to and during any trial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1999 Annual Meeting of Stockholders was held on May 17,1999. The results of the shareholder vote on the matters presented at the meeting are listed below.

Election of Directors:

Mr. Ismael Dudhia                          vote for            14,965,854
                                           vote withheld       3,382,920

Dr. M. Yaqub Mirza                         vote for            14,967,977
                                           vote withheld       3,380,797

Dr. Inder M. Singh                         vote for            17,584,377
                                           vote withheld       764,397

Mr. Al Montross                            vote for            17,580,045
                                           vote withheld       768,729

Mr. Stephen McKenzie                       vote for            17,580,102
                                           vote withheld       768,672

Mr. Walter Wilson                          vote for            17,586,725
                                           vote withheld       762,049

Proposal to approve adoption of the Company's 1998 Stock Option and Incentive Plan and the reservation of 2,000,0000 shares of the Company's Common Stock for issuance thereunder - votes for 9,271,425, votes against 4,128,945 and votes abstaining 70,026.

Proposal to approve adoption of the Company's 1998 Employee Stock Purchase Plan and the reservation of 500,0000 shares of the Company's Common Stock for issuance thereunder - votes for 10,089,811, votes against 3,316,004 and votes abstaining 64,581.

Proposal to ratify the appointment of KPMG LLP as independent public accountants of the Company for the fiscal year ending December 25, 1999 - votes for 17,955,684, votes against 366,030 and votes abstaining 27,060.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Fremont, California, on the 10th day of August 1999.

                                             MYLEX CORPORATION


                                             By /S/ Colleen Gray
                                                ------------------------------
                                                Colleen Gray
                                                Vice President of Finance and
                                                Chief Financial Officer